Form 10-Q
period 2000-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2000-08-14
CIK 1107194

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 2000

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO _____


                        Commission File Number 000-30649

                        Centillium Communications, Inc.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                    94-3263530
           (State of incorporation) (IRS Employer Identification No.)


              47211 LAKEVIEW BOULEVARD, FREMONT, CALIFORNIA 94538
          (Address of principal executive offices, including ZIP code)

                                 (510) 771-3700
              (Registrant's telephone number, including area code)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

    The number of shares outstanding of the Registrant's Common Stock as of
                          July 31, 2000 was 32,883,986

================================================================================

                       CENTILLIUM COMMUNICATIONS, INC.

                                    INDEX

                                                                                                                            PAGE NO.

Part I. Financial Information (unaudited)........................................................................................  3
Item 1. Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..........................................  3
        Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2000 and 1999.........  4
        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999..........................  5
        Notes to Condensed Consolidated Financial Statements.....................................................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................................................... 20

Part II Other Information........................................................................................................ 20
Item 1. Legal Proceedings ....................................................................................................... 20
Item 2. Changes in Securities and Use of Proceeds................................................................................ 20
Item 3. Defaults Upon Senior Securities.......................................................................................... 20
Item 4. Submission of Matters to a Vote of Security Holders...................................................................... 20
Item 5. Other Information........................................................................................................ 20
Item 6. Exhibits and Reports on Form 8-K......................................................................................... 21

Signature........................................................................................................................ 21


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

                       CENTILLIUM COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                                                      June 30,       December 31,
                                 ASSETS                                                2000             1999
                                                                                   -----------       -----------
                                                                                    (unaudited)
Current assets:
      Cash and cash equivalents                                                    $    89,933       $     3,202
      Short-term investments                                                            10,986            25,111
      Accounts receivable - net of allowance for doubtful accounts of
          $150 at December 31, 1999 and $200 at June 30, 2000                            8,160               915
      Inventory                                                                          2,381             1,211
      Other current assets                                                               1,221               515
                                                                                   -----------       -----------
                    Total current assets                                               112,681            30,954

      Property and equipment, net                                                        6,500             4,531
      Intangibles, net                                                                   4,160                --
      Other assets                                                                       1,095               102
                                                                                   -----------      ------------
                                   Total assets                                     $  124,436      $     35,587
                                                                                   ===========      ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Working capital line of credit                                                $    2,970      $     2,044
      Accounts payable                                                                   3,129              810
      Accrued payroll & related expenses                                                 1,953              929
      Accruals                                                                           5,421              296
      Deferred revenue                                                                     100              122
      Capital lease obligation - current portion                                            53              160
      Current portion of long term debt                                                    495              550
                                                                                   -----------      -----------
                    Total current liabilities                                           14,121            4,911
                                                                                   -----------      -----------

Long-term debt                                                                             353              549
Other liabilities                                                                          216               72
Commitments
Stockholders' equity:
Convertible preferred stock                                                                 --               15
Common stock                                                                                33               10
Additional paid in capital                                                             206,176           80,270
Stockholder note receivable                                                               (430)            (430)
Accumulated other comprehensive income                                                      (1)             (25)
Deferred compensation                                                                  (35,449)         (16,043)
Accumulated deficit                                                                    (60,583)         (33,742)
                                                                                   -----------      -----------
                    Total stockholders' equity                                         109,746           30,055
                                                                                   -----------      -----------
                    Total liabilities and stockholders' equity                     $   124,436     $     35,587
                                                                                   ===========     ============


                            See accompanying notes.

                       CENTILLIUM COMMUNICATIONS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, In Thousands Except Per Share Data)




                                              For the Three Months           For the Six Months
                                                  Ended June 30,               Ended June 30,
                                              --------------------           ------------------
                                                2000         1999            2000          1999
                                              --------      ------           ----          ----

Net revenues                                 $  9,752     $    655        $ 14,475     $    705

Cost of revenues                                5,963           --           9,446           --
                                             --------     --------        --------     --------
Gross profit                                    3,789          655           5,029          705

Operating expenses:
  Research and development                     12,865        3,238          18,882        5,544
  Sales and marketing                           4,126          440           6,899        1,140
  General and administrative                    4,162          732           6,924        1,228
                                             --------     --------        --------     --------
  Total operating expenses                     21,153        4,410          32,705        7,912
                                             --------     --------        --------     --------
Operating loss                                (17,364)      (3,755)        (27,676)      (7,207)

Interest income                                   757          305           1,116          380
Interest expense                                 (176)         (45)           (281)         (95)
                                             --------     --------        --------     --------
Net loss                                     $(16,783)    $ (3,495)       $(26,841)    $ (6,922)
                                             ========     ========        ========     ========
Basic and diluted net
    loss per share
                                             $  (0.89)    $  (0.40)       $  (1.87)    $  (0.81)
                                             ========     ========        ========     ========
Weighted average shares of
    common stock outstanding
    used in computing basic and
    diluted net loss per share                 18,919        8,770          14,357        8,531
                                             ========     ========        ========     ========

                            See accompanying notes.

                       CENTILLIUM COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited, In Thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                               2000             1999
                                                            ---------        ---------
Operating activities
Net loss                                                   $ (26,841)        $ (6,922)
Adjustments to reconcile net loss to net
  cash used by operating activities:
       Depreciation and amortization expense                   1,626              991
       Amortization of deferred compensation                  12,228              521
       Amortization of warrants issued in conjunction
       with debt & other                                           5                5
       Issuance of common stock for services and other           155               28
       Accrued non-cash stock compensation expense             2,341               --
       Changes in operating assets and liabilities:
                   Accounts receivable                        (7,245)            (389)
                   Inventory                                  (1,170)              --
                   Other current assets                         (706)              83
                   Other assets                                   --                2
                   Working capital line of credit                926               --
                   Accounts payable                            2,319              686
                   Accrued payroll and related expenses        1,000               35
                   Deferred revenue                              (22)              41
                   Accrued liabilities                         2,808              448
                   Other liabilities                             144               10
                                                           ---------        ---------
       Net cash used in operating activities                 (12,432)          (4,461)

Investing activities
       Purchases of short-term investments                   (11,096)          (1,000)
       Sales and maturities of short-term investments         25,245            4,886
       Purchases of property and equipment                    (3,595)          (1,323)
       Purchases of intangibles and other long-term
       assets                                                 (5,153)              --
                                                           ---------        ---------
       Net cash provided by investing activities               5,401            2,563


Financing activities
       Principal payments on capital lease                      (110)            (108)
       Principal payments on long term debt                     (253)            (246)
       Proceeds from issuance of common stock, net            94,125              332
       Proceeds from issuance of preferred stock, net             --           35,575
                                                           ---------        ---------
Net cash provided by financing activities                     93,762           35,553
Net increase in cash and cash equivalents                     86,731           33,655
Cash and cash equivalents at beginning of period               3,202            2,816
                                                           ---------        ---------
Cash and cash equivalents at end of period                 $  89,933        $  36,471
                                                           =========        =========

                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California on February 21, 1997 as Centillium Technology Inc. for the purpose of developing, producing, and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company has focused initially on developing products designed for the digital subscriber line (DSL) central office and customer premises market. In December 1999, the Company reincorporated in Delaware and changed its name to Centillium Communications, Inc. Share amounts in the accompanying financial statements have been restated to retroactively reflect the impact of the reincorporation.

During the period from February 1997 through June 1999, Centillium was a development stage company. Operating activities during this period were related primarily to the design and development of our initial products, building our corporate infrastructure, establishing relationships with customers and suppliers, and raising capital. The Company began significant customer shipments in the third quarter of 1999 and exited the development stage at that time. Centillium has incurred significant losses since inception and, as of June 30, 2000, had an accumulated deficit of approximately $60,583,000 (unaudited) including a net loss for the year ended December 31, 1999 of $19,749,000 and a net loss for the six months ended June 30, 2000 of $26,841,000 (unaudited).

On May 24, 2000, Centillium Communications, Inc. completed its initial public offering of 4.6 million shares of common stock at $19.00 per share. Net proceeds to the company as a result of the offering, plus the proceeds for a simultaneous private placement of 600,000 shares, were approximately $91.6 million and will be used for general working capital purposes. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one for one basis.

UNAUDITED INTERIM FINANCIAL STATEMENT

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 (File No. 333-30772), filed with the Securities and Exchange Commission on May 24, 2000 (the "Registration Statement".)

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U. S. currency derived from revenues earned from customers primarily located in Japan and the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, but obtains letters of credit or prepayments as deemed necessary. The Company maintains reserves for potential credit losses, and historically, such losses have been immaterial.

CUSTOMER CONCENTRATIONS

Four customers accounted for 24%, 17%, 14% and 11% of net revenues in the three months ended June 30, 2000 and three customers accounted for 26%, 20% and 14% of net revenues in the six months ended June 30, 2000. There are no comparable customer concentrations in the three and six month periods ending June 1999 as the Company was in the development stage, and only recorded minimal revenues related to technology development.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BUSINESS SEGMENT INFORMATION

The Company operates in one business segment, the sale of products for the DSL market,which it sells primarily to original equipment manufacturers and companies in the communication industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assesment. The CODM does not receive discrete financial information about the individual components.

NET LOSS PER SHARE

Basic and diluted net loss per common share is presented in conformity with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS
128), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):


TABLE #1
                                                                For the Three Months             For the Six Months
                                                                   ended June 30,                  ended June 30,
                                                            ---------------------------    -----------------------------
                                                                2000           1999            2000             1999
                                                            ------------   ------------    ------------     ------------
Net loss applicable to common stockholders..............    $   (16,783)    $   (3,495)     $  (26,841)      $   (6,922)
                                                            ============   ============    ============     ============

Basic and diluted:
Weighted average shares of common stock
     outstanding.......................................          20,717          9,396          15,899            8,993

Less weighted average shares subject to
     repurchase........................................           1,798            626           1,542              462

Weighted average shares used in computing basic
     and diluted, net loss per share applicable
     to common stockholders............................          18,919          8,770          14,357            8,531
                                                            ============   ============    ============     ============

Basic and diluted net loss per share applicable
     to common stockholders............................     $     (0.89)    $    (0.40)     $    (1.87)      $    (0.81)
                                                            ============   ============    ============     ============



2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Investments with an original maturity at the time of purchase of over three months are classified as short-term investments. Under the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation.

As of June 30, 2000 and December 31, 1999, all of the Company's investments in debt securities were classified as available-for-sale with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.

3. INVENTORIES

Inventory is stated at the lower cost (first in, first out) or market. The components of inventory are as follows (in thousands):

                                                                                 June 30,                December 31,
                                                                                   2000                     1999
                                                                               ------------             ------------
                                                                                (unaudited)
Inventories:
Work-in-process                                                                $        850              $       486
Finished goods                                                                        1,531                      725
                                                                               ------------             ------------
Inventory - net                                                                $      2,381              $     1,211
                                                                               ============             ============

4. ACQUISITION

On June 29, 2000, the Company signed a definitive agreement to acquire the employees and certain assets from Avio Digital Inc. The Company has assigned a portion of the purchase price to identifiable assets. The excess of the purchase price over the identifiable assets has been recorded as intangible assets in the financial statements as of June 30, 2000.

The Company has retained a valuation specialist to assist in the purchase price allocation and expects to receive a completed report during the third quarter of 2000. The purchase price allocation is preliminary and subject to change until the Company's final analysis and receipt of a final report from this specialist.

5. WORKING CAPITAL LINE OF CREDIT

On June 30, 2000, the Company terminated its revolving credit agreement
("Credit Agreement") with Mitsubishi International. The Credit Agreement was used to provide 90 day extended credit terms to finance wafer inventory purchases. After the remaining balance of $3.0 million at June 30, 2000 is paid, there will be no future obligations under the Credit Agreement. The Company expects to finance future wafer inventory purchases using trade accounts payable.

6. RECENT ACCOUNTING PRONOUCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" ("SAB 101"). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that if registrants have not applied the accounting therein they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, will be effective for the Company no later than the fourth quarter of 2000. The Company does not believe that adoption of SAB 101 will have a material impact on its financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED, CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND THE NOTES THERETO IN PART I, ITEM 1 OF THIS QUARTERLY REPORT AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, CONTAINED IN CENTILLIUM'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-30772), FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE MATTERS ADDRESSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, WITH THE EXCEPTION OF THE HISTORICAL INFORMATION PRESENTED, CONTAIN FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. CENTILLIUM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER THE HEADING "OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESORUCES" FOLLOWING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION, AND ELSEWHERE IN THIS REPORT.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Net Revenues. Our net revenues increased to $9.8 million for the three months ended June 30, 2000 compared to $655,000 for the three months ended June 30, 1999. The increase reflects increasing unit shipments as we ramped deliveries of our initial products. Revenues for the second quarter of 1999 consisted solely of technology development revenues. We had $150,000 of technology development revenues for the three months ended June 30, 2000. Our major customers for the three months ended June 30, 2000 were Lucent Technologies Inc., Copper Mountain Networks, Inc., Creative Technology Ltd., and Medialincs Co. Ltd. Revenues to international customers comprised 27% of our revenues for the three months ended June 30, 2000.

Cost of Sales and Gross Profit. Cost of revenues was $6.0 million in the three months ended June 30, 2000 resulting, in a gross margin of 38.9%. The amortization of deferred compensation included in manufacturing spending for the three months ended June 30, 2000 was $433,000. In the early stage of product shipments, we incurred proportionally higher manufacturing costs, including the amortization of deferred compensation, due to relatively low volumes.

Research and Development Expenses. Research and development expenditures increased 297% to $12.9 million for the three months ended June 30, 2000 as compared to $3.2 million for the three months ended June 30, 1999. The increase was primarily due to the addition of engineering personnel and an increase of $3.1 million in the amortization of deferred compensation. In addition, research and development expenditures for the three months ended June 30, 2000 include $2.4 million of non-cash stock compensation expense related to stock grants to non-employees.

Sales and Marketing Expenses. Sales and marketing expenditures increased 838% to $4.1 million for the three months ended June 30, 2000 as compared to $440,000 for the three months ended June 30, 1999. The increase was due to the addition of personnel and an increase of $1.4 million in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures increased 469% to $4.2 million for the three months ended June 30, 2000 from $732,000 for the three months ended June 30, 1999. This increase was due to the addition of personnel and the associated payroll and related costs, and an increase of $2.2 million in the amortization of deferred compensation. Additionally, general and administrative expense for the three months ended June 30, 2000 includes $100,000 of non-cash stock compensation.

Amortization of Deferred Compensation and Non-Cash Stock Compensation.
During the three months ended June 30, 2000, we recorded $9.3 million of deferred stock compensation in connection with option grants made to a significant number of new and existing employees. Amortization of deferred compensation increased from $394,000 for the three months ended June 30, 1999 to $7.5 million for the three months ended June 30, 2000. In addition, expenses for the three months ended June 30, 2000 include charges of $2.5 million related to non-cash stock compensation expenses. The following table details the amount of deferred compensation and non-cash stock compensation included in expenses.



                                                Expenses Excluding
                                                 Amortization of
                                              Deferred Compensation                              Amortization of
                                                and Non-Cash Stock           Non-Cash Stock         Deferred             Total
                                               Compensation Expense          Compensation         Compensation          Expenses
                                              ---------------------      -------------------     ---------------     -------------
For the three months ended June 30, 2000
Cost of revenues                                     $       5,530            $          --          $        433    $       5,963
Research and development                                     7,266                    2,391                 3,208           12,865
Sales and marketing                                          2,665                       --                 1,461            4,126
General and administrative                                   1,677                      100                 2,385            4,162
                                                     -------------            -------------          ------------    -------------
     Total                                           $      17,138            $       2,491          $      7,487    $      27,116
                                                     =============            =============          ============    =============

For the three months ended June 30, 1999
Cost of revenues                                     $          --            $          --          $         --    $          --
Research and development                                     3,095                       --                   143            3,238
Sales and marketing                                            401                       --                    39              440
General and administrative                                     520                       --                   212              732
                                                     -------------            -------------          ------------    -------------
     Total                                           $       4,016            $           0          $        394    $       4,410
                                                     =============            =============          ============    =============

Interest Income. Interest income increased 148% to $757,000 in the three months ended June 30, 2000 as compared to $305,000 for the three months ended June 30 1999. The increase was primarily due to larger cash balances resulting from our initial public offering in May 2000.

Interest Expense. Interest expense increased 291% to $176,000 in the three months ended June 30, 2000 as compared to $45,000 for the three months ended June 30, 1999. The increase was primarily due to larger outstanding balances under our revolving line of credit with Mitsubishi Electric related to the financing of inventory purchases.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

Net Revenues. Our revenues increased to $14.5 million for the six months ended June 30, 2000 compared to $705,000 for the six months ended June 30, 1999. The increase reflects increasing unit shipments as we ramped deliveries of our initial products. Revenues for the second half of 1999 consisted solely of technology development revenues. We had $150,000 of technology development revenues for the six months ended June 30, 2000. Our major customers for the six months ended June 30, 2000 were Lucent Technologies Inc., Sumitomo Electric and Copper Mountain Networks. Revenues to international customers comprised 36% of our revenues for the six months ended June 30, 2000.

Cost of Sales and Gross Profit. Cost of revenues was $9.5 million in the six months ended June 30, 2000 resulting in a gross margin of 34.7%. The amortization of deferred compensation included in manufacturing spending for the six months ended June 30, 2000 was $651,000. In the early stage of product shipments, we incurred proportionally higher manufacturing costs, including the amortization of deferred compensation, due to relatively low volumes.

Research and Development Expenses. Research and development expenditures increased 241% to $18.9 million for the six months ended June 30, 2000 as compared to $5.5 million for the six months ended June 30, 1999. The increase was primarily due to the addition of engineering personnel and an increase of $4.9 million in the amortization of deferred compensation. In addition, research and development expenditures for the six months ended June 30, 2000 include $2.4 million of non-cash stock compensation expense, related to stock grants to non-employees.

Sales and Marketing Expenses. Sales and marketing expenditures increased 505% to $6.9 million for the six months ended June 30, 2000 as compared to $1.1 for the six months ended June 30, 1999. The increase was due to the addition of personnel and an increase of $2.4 million in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures increased 464% to $6.9 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. This increase was due to the addition of personnel and the associated payroll and related costs, and an increase of $3.7 million in the amortization of deferred compensation. Additionally, general and administrative expense for the six months ended June 30, 2000 includes $225,000 for severance costs related to the termination of a former officer and $100,000 related to non-cash stock compensation expense.

Amortization of Deferred Compensation. During the six months ended June 30, 2000, we recorded $31.6 million of deferred stock compensation in connection with option grants made to a significant number of new and existing employees. Amortization of deferred compensation increased from $521,000 for the six months ended June 30, 1999 to $12.2 million for the six months ended June 30, 2000. In addition, expenses for the six months ended June 30, 2000 include charges of $2.5 million related to non-cash stock compensation expense. The following table details the amount of deferred compensation and non-cash stock compensation included in expenses.


                                         Expenses Excluding
                                          Amortization of
                                        Deferred Compensation                                Amortization of
                                         and Non-Cash Stock           Non-Cash Stock            Deferred            Total
                                        Compensation Expense           Compensation           Compensation         Expenses
                                        ---------------------      -------------------      ----------------    -------------
For the six months ended June 30, 2000
Cost of revenues                               $        8,795            $          --          $        651    $       9,446
Research and development                               11,342                    2,391                 5,149           18,882
Sales and marketing                                     4,414                       --                 2,485            6,899
General and administrative                              2,881                      100                 3,943            6,924
                                               --------------            -------------          ------------    -------------
     Total                                     $       27,432            $       2,491          $     12,228    $      42,151
                                               ==============            =============          ============    =============

For the six months ended June 30, 1999
Cost of revenues                               $           --            $          --          $         --      $        --
Research and development                                5,329                       --                   215            5,544
Sales and marketing                                     1,084                       --                    55            1,139
General and administrative                                978                       --                   251            1,229
                                               --------------            -------------          ------------    -------------
     Total                                     $        7,391            $          --          $        521    $       7,912
                                                =============            =============          =============    =============



Interest Income. Interest income increased 194% to $1.1 million during the six months ended June 30, 2000 as compared to $380,000 for the six months ended June 30 1999. The increase was primarily due to larger cash balances resulting from our initial public offering in May 2000.

Interest Expense. Interest expense increased 196% to $281,000 during the six months ended June 30, 2000 as compared to $95,000 for the six months ended June 30, 1999. The increase was primarily due to larger outstanding balances under our revolving line of credit with Mitsubishi Electric related to the financing of inventory purchases.

Management expects to increase operating, research and development, sales and marketing and general and administrative expenditures in the future to hire and expand our sales, support, marketing, and product development organizations, to expand marketing programs and to establish additional facilities worldwide.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private sales of approximately $55.8 million of convertible preferred stock, net of offering costs and through our initial public offering on May 24,2000. Net proceeds to the company as a result of the offering, plus the proceeds for a simultaneous private placement of 600,000 shares, were approximately $91.6 million. We also generated $3.4 million from the exercise of stock options, net of repurchases.

Net cash used for operations increased from $4.5 million for the six months ended June 30, 1999 to $12.4 million for the six months ended June 30, 2000. This increase was primarily due to an increase in our net loss from $6.9 million to $26.8 million in the corresponding periods ending June 30, 1999 and 2000, respectively.

Cash generated from investing activities increased from $2.6 million for the six months ended June 30, 1999 to $5.4 million for the six months ended June 30, 2000. This increase was primarily due to maturities of short-term investments, which were subsequently invested in cash and cash equivalents, offset by purchases of property and equipment and the purchase of intangibles and other long-term assets.

Cash generated from financing activities increased from $35.6 million for the six months ended June 30, 1999 to $93.8 million for the six months ended June 30, 2000. This increase was primarily due to the net proceeds of $91.6 million from our initial public offering in May 2000.

Accounts receivable were $8.2 million on June 30, 2000. Our customers are billed at the time of shipment, typically with payment terms of thirty days. In June of 2000, we discontinued our revolving line of credit with Mitsubishi Electric.

We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing, and product development organizations, to expand marketing programs, to establish additional facilities worldwide and to fund other general corporate activities. We currently anticipate that the net proceeds from our initial public offering, together with our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.


OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Centillium's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Registration Statement. All forward-looking statements in this document are based on information available to Centillium as of the date hereof and Centillium assumes no obligation to update any such forward-looking statements.

WE COMMENCED OPERATIONS IN APRIL 1997, AND OUR LIMITED OPERATING HISTORY SELLING PRODUCTS TO THE BROADBAND COMMUNICATIONS MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We commenced operations in April 1997 and did not begin to generate revenue from shipment of products until the third quarter of 1999. We are still in the early stages of our development, which makes it difficult to evaluate our future prospects and increases the risk that we will be unable to build a sustainable business. You must consider our prospects in light of the risks and difficulties we will encounter as an early stage company competing in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $1.9 million, $9.3 million, and $19.7 million for the years ended December 31, 1997, 1998, and 1999, respectively. Additionally, we experienced a net loss of $26.8 million for the six month period ended June 30, 2000. We expect to continue to incur net losses for the foreseeable future, and these losses may be substantial. Unless we are able to generate significant revenues from future sales of our products, we will not be able to build a sustainable business.

WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS, AND OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR BUSINESS.

We have rapidly and significantly expanded our operations, including increasing the number of our employees from 71 in June 1999 to 219 currently. This expansion is placing a significant strain on our managerial, operational and financial resources.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of such personnel could seriously harm us. In addition, we have no obtained key-man life insurance on any of our executive officers or key employees.

COMPETITION FOR QUALIFIED PERSONNEL IN THE SEMICONDUCTOR AND TELECOMMUNICATIONS INDUSTRIES IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since June of 1999, we added 148 new employees to our total work force, representing an increase of approximately 208%. We expect to add additional personnel in the near future, including direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who are in short supply. Our business will be harmed if we encounter delays in hiring these additional engineers. Furthermore, competitors and others have in the past and may in the future attempt to recruit our employees.

WE DEPEND ON THIRD PARTY FOUNDRIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPACITY TO SUPPORT OUR BUSINESS.

We do not own or operate a semiconductor fabrication facility. We rely on Mitsubishi Electric, United Microelectronics Corporation and Taiwan Semiconductor Corporation to manufacture our products. In addition, we generally do not have contracts with these foundries guaranteeing the availability of capacity. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and would result in a decrease in sales of our products.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers from Mitsubishi Electric. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on United Microelectronics Corporation to manufacture our analog silicon wafers. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole source suppliers may:

- enter into exclusive arrangements with our competitors;

- stop selling their products or components to us at commercially reasonable prices;

- refuse to sell their products or components to us at any price; or

- may be subject to production disruptions such as earthquakes.

SALES OF OUR PRODUCTS ARE DEPENDENT ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL. IF THE DEMAND FOR BROADBAND ACCESS SERVICE DOES NOT INCREASE AS EXPECTED, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

Sales of our products depend on the increased use and widespread adoption of broadband access services, and DSL services in particular, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our results of operations and financial condition would be adversely affected if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

- inconsistent quality and reliability of service;

- lack of availability of cost-effective, high-speed service;

- lack of interoperability among multiple vendors' network equipment;

- congestion in service providers' networks; and

- inadequate security.

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE.

The market for chip sets for DSL products is characterized by:

- intense competition;

- rapid technological change;

- frequent new product introductions by our competitors;

- changes in customer demands; and

- evolving industry standards.


Any of these factors could make our products obsolete or unmarketable. To compete, we must innovate and introduce new products. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operation will be seriously harmed.

BECAUSE OTHER BROADBAND TECHNOLOGIES MAY COMPETE EFFECTIVELY WITH DSL SERVICES, OUR PRODUCTS MAY NOT CAPTURE MARKET SHARE.

DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster, less expensive or has other advantages over DSL technology, then the demand for our DSL products may decrease.

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for software and communications semiconductor solutions is intensely competitive. Given our early stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include or will include Alcatel Microelectronics, Analog Devices, Conexant Systems, GlobeSpan, Lucent Microelectronics, ST Microelectronics, and Texas Instruments. In addition, there have been a number of announcements by other semiconductor companies including IBM and Intel that they intend to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

BECAUSE OUR PRODUCTS ARE COMPONENTS OF OTHER EQUIPMENT, IF BROADBAND EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS IN THEIR EQUIPMENT, WE MAY NOT BE ABLE TO GENERATE SALES OF OUR PRODUCTS IN VOLUME QUANTITIES.

Our products are not sold directly to the end-user, rather they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on this equipment to be successful. If equipment that incorporates our products are not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

BECAUSE MANUFACTURERS OF COMMUNICATIONS EQUIPMENT MAY BE RELUCTANT TO CHANGE THEIR SOURCES OF COMPONENTS, IF WE DO NOT ACHIEVE DESIGN WINS WITH SUCH MANUFACTURERS, WE MAY BE UNABLE TO SECURE SALES FROM THESE CUSTOMERS IN THE FUTURE.

Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with equipment manufacturers which have chosen a competitor's semiconductor could create barriers to future sales opportunities with these manufacturers.

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT
CUSTOMER.

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later canceled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. For the year ended December 31, 1999, sales to Sumitomo Electric accounted for 34% of our revenues and sales to NEC accounted for 21% of our revenues. For the six months ended June 30, 2000, sales to Sumitomo Electric Industries, Lucent Technologies and Copper Mountain Networks accounted for 20%, 26% and 14%, respectively, of our revenues. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. Sales to international customers were 36% of net revenues for the six months ended June 30, 2000. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

- difficulties staffing and managing foreign operations;

- changes in regulatory requirements;

- licenses, tariffs and other trade barriers;

- political and economic instability;

- difficulties obtaining governmental approvals for products; and

- compliance with a wide variety of complex foreign laws and treaties.

OUR FUTURE SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS AND THE TECHNOLOGIES USED IN OUR PRINCIPAL PRODUCTS, AND IF WE DO NOT ENFORCE AND PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL BE HARMED.

We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. However, these measures afford only limited protection. Our failure to adequately protect our proprietary rights may adversely affect us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS TYPICALLY LASTS UP TO ONE YEAR, AND MAY BE SUBJECT TO DELAYS, IT IS DIFFICULT TO FORECAST SALES FOR ANY GIVEN PERIOD.

If we fail to realize forecasted sales for a particular period, our stock price would likely decline and could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products, will result in a delay for orders of our products.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

Our officers and directors and their affiliates will own or control approximately 24% of our common stock. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

THE LARGE NUMBER OF SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity securities in the future at a time and price that we deem appropriate. In addition, upon the expiration of lock-up agreements on November 20, 2000, the 181st day after completion of our initial public offering, 25,512,353 of shares of common stock held by existing stockholders will be freely tradable. Credit Suisse First Boston Corporation may, at its discretion and without notice, release existing stockholders from these lock-up agreements. These releases could involve the release of a specified percentage of all shares subject to lock-up agreements or the release of an individual's shares for liquidity concerns that apply only to that individual. Other conditions that could lead to a lock-up release include an increase in our share price and market demand for shares of our common stock.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES.

There is a significant risk that third parties, including current and potenial competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. the owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical pesonnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstance for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to scope of these indemnity rights. If any claims from third-parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD COMPLIANT CHIP SETS.

We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specifications T1.413 and ITU-T recommended G.991.1/2. These industry standard are based on the DMT line code. We have introduced products that we believe are compliant with this industry standard, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction. We could also be subject to similar claims like the Amati Corporation claim by third parties in the future.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY WILL BE HARMED, AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

Our products are complex and have contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect the net proceeds from our recent public offering, our current cash and cash equivalents and cash from commercial borrowing availability under credit facilities will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been extremely volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

- variations in our quarterly operating results;

- changes in financial estimates of our revenues and operating results by securities analysts;

- changes in market valuations of integrated circuit companies;

- announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

- loss or decrease in sales to a major customer or failure to complete significant transactions;

- loss or reduction in manufacturing capacity from one or more of our key suppliers.

- additions or departures of key personnel;

- future sales of our common stock;

- stock market price and volume fluctuations attributable to inconsistent or low trading volume levels of our stock;

- commencement of or involvement in litigation; and

- announcements by us or our competitors of key design wins and product introductions.

WE MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

Our business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

- difficulties in integration of the operations, technologies, and products of the acquired companies;

- the risk of diverting management's attention from normal daily operations of the business;

- potential difficulties in completing projects associated with purchased in-process research and development;

- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

- the potential loss of key employees of the acquired company.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

We must also maintain our ability to manage such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our investments were in money market funds, or high quality commercial paper, government and non-government debt securities and auction rate preferred stock. A hypothetical 100 basis point increase in interest rates would result in an approximate $82,000 decrease in the fair value of our available-for-sale securities as of June 30, 2000.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
none

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 30, 2000, we completed an initial public offering of shares of our common stock, $0.001 par value. The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens and Salomon Smith Barney. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-30772). The Securities and Exchange Commission declared the Registration Statement effective on May 23, 2000.

In our initial public offering, we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement, including 600,0000 shares sold pursuant to the exercise of the underwriters' over-allotment option. Concurrent with the initial public offering, an additional 600,000 shares were sold in a private placement. The securities were sold at $19.00 per share resulting in net proceeds to the company of $91.6 million, after deducting
underwriting fees, commissions and other offering expenses.   Upon closing, all
outstanding shares of preferred stock were converted into shares of common stock on a one for one basis.

Proceeds from our initial public offering have been used for general corporate purposes, including working capital and the acquisition of certain assets from Avio Digital, Inc. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     27   Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CENTILLIUM COMMUNICATIONS, INC.



Date:  August 14, 2000         By:  /s/ John W. Luhtala
                                    ------------------------------------
                                    John W. Luhtala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)