Form 10-Q
period 2000-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2000-11-14
CIK 1107194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from to

                       Commission File Number 000-30649

                               ----------------

                        Centillium Communications, Inc.
             (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

   The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 32,870,530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CENTILLIUM COMMUNICATIONS, INC.

                                     INDEX

                                                                                                   Page
                                                                                                    No.
                                                                                                   ----
Part I.     Financial Information (unaudited).................................................       3
Item 1.     Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999........       3
            Consolidated Statements of Operations for the Three Months and Nine Months
            Ended September 30, 2000 and 1999.................................................       4
            Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
            and 1999..........................................................................       5
            Notes to Consolidated Financial Statements........................................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................      10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................      20

Part II.    Other Information.................................................................      21
Item 1.     Legal Proceedings.................................................................      21
Item 2.     Changes in Securities and Use of Proceeds.........................................      21
Item 3.     Defaults Upon Senior Securities...................................................      21
Item 4.     Submission of Matters to a Vote of Security Holders...............................      21
Item 5.     Other Information.................................................................      21
Item 6.     Exhibits and Reports on Form 8-K..................................................      21

Signature.....................................................................................      22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CENTILLIUM COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             September 30,       December 31,
                                                                                2000               1999
                                                                                ----               ----
                                                                             (unaudited)
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents.............................................     $ 74,093           $  3,202
  Short-term investments................................................       17,982             25,111
  Accounts receivable--net of allowance for doubtful accounts of $150 at
    December 31, 1999 and $200 at September 30, 2000....................       15,065                915
  Inventory.............................................................        6,014              1,211
  Other current assets..................................................        1,309                515
                                                                             --------           --------
     Total current assets...............................................      114,463             30,954
  Property and equipment, net...........................................        7,279              4,531
  Intangibles, net......................................................        3,751                 --
  Other assets..........................................................        1,091                102
                                                                             --------           --------
     Total assets.......................................................     $126,584           $ 35,587
                                                                             ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
 Current liabilities:
  Working capital line of credit........................................     $     --           $  2,044
  Accounts payable......................................................       11,208                810
  Accrued payroll & related expenses....................................        2,351                929
  Accrued liabilities...................................................        5,467                296
  Deferred revenue......................................................          200                122
  Capital lease obligations--current portion............................            5                160
  Current portion of long-term debt.....................................          431                550
                                                                             --------           --------
     Total current liabilities..........................................       19,662              4,911
                                                                             --------           --------
Long-term debt..........................................................          288                549
Other liabilities.......................................................          288                 72
Commitments
Stockholders' equity:
  Convertible preferred stock...........................................           --                 15
  Common stock..........................................................           33                 10
  Additional paid in capital............................................      206,085             80,270
  Stockholder note receivable...........................................         (430)              (430)
  Accumulated other comprehensive income................................           20                (25)
  Deferred compensation.................................................      (27,847)           (16,043)
  Accumulated deficit...................................................      (71,515)           (33,742)
                                                                             --------           --------
     Total stockholders' equity.........................................      106,346             30,055
                                                                             --------           --------
     Total liabilities and stockholders' equity.........................     $126,584           $ 35,587
                                                                             ========           ========

                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, In Thousands Except Per Share Data)

                                                                                For the Three Months    For the Nine Months
                                                                                Ended September 30,     Ended September 30,
                                                                               ----------------------  ---------------------
                                                                                  2000         1999       2000        1999
                                                                               ----------   ---------  ---------   ---------
Product  revenues....................................................            $ 17,658    $   651    $ 31,983   $    651
Technology development revenues......................................                  --        200         150        905
                                                                                 --------    -------    --------   --------
  Total revenues.....................................................              17,658        851      32,133   $  1,556

Cost of revenues.....................................................              10,057      1,108      19,503      1,108
                                                                                 --------    -------    --------   --------
Gross profit.........................................................               7,601       (257)     12,630        448
Operating expenses:
  Research and development...........................................              11,268      3,501      30,150      9,045
  Sales and marketing................................................               4,405        770      11,304      1,910
  General and administrative.........................................               3,938      1,148      10,862      2,376
  Amortization of goodwill and other acquistion related intangibles..                 414         --         414         --
                                                                                 --------    -------    --------   --------
     Total operating expenses........................................              20,025      5,419      52,730     13,331
Operating loss.......................................................             (12,424)    (5,676)    (40,100)   (12,883)
Interest income......................................................               1,522        533       2,638        913
Interest expense.....................................................                 (30)       (42)       (311)      (137)
                                                                                 --------    -------    --------   --------
Net loss.............................................................            $(10,932)   $(5,185)   $(37,773)  $(12,107)
                                                                                 ========    =======    ========   ========
Basic and diluted net loss per share.................................               $(.35)     $(.58)     $(1.89)    $(1.39)
                                                                                 ========    =======    ========   ========
Weighted average shares of common stock outstanding used in
 computing basic and diluted net loss per share......................              31,334      8,985      20,023      8,684
                                                                                 ========    =======    ========   ========


                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In Thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       --------------------------
                                                                                           2000            1999
                                                                                       -----------     ----------
Operating activities
Net loss.......................................................................          $(37,773)       $(12,107)
Adjustments to reconcile net loss to net cash used by operating activities:
  Amortization of deferred compensation........................................            19,352           1,437
  Depreciation and amortization expense........................................             2,657           1,562
  Amortization of goodwill and other acquisition related intagibles............               414              --
  Accrued non-cash stock compensation expense..................................             1,809              --
  Issuance of common stock for services and other..............................               687              92
  Amortization of warrants issued in conjunction with debt & other.............                 6               7
  Changes in operating assets and liabilities:
     Accounts receivable.......................................................           (14,150)           (575)
     Inventory.................................................................            (4,803)           (220)
     Other current assets......................................................              (794)             48
     Other assets..............................................................                --             (98)
     Working capital line of credit............................................            (2,044)            760
     Accounts payable..........................................................            10,398             488
     Accrued payroll and related expenses......................................             1,398              69
     Deferred revenue..........................................................                78             463
     Accrued liabilities.......................................................             3,386             208
     Other liabilities.........................................................               216             (19)
                                                                                         --------        --------
        Net cash used in operating activities..................................           (19,163)         (7,885)
Investing activities
  Purchases of short-term investments..........................................           (23,071)         (5,982)
  Sales and maturities of short-term investments...............................            30,245           6,086
  Purchases of property and equipment..........................................            (5,393)         (2,014)
  Purchases of intangibles and other long-term assets..........................            (5,166)             --
                                                                                         --------        --------
        Net cash used in investing activities..................................            (3,385)         (1,910)
Financing activities
  Principal payments on capital lease obligations..............................              (158)           (170)
  Principal payments on long term debt.........................................              (383)           (372)
  Proceeds from issuance of common stock, net..................................            93,980             390
  Proceeds from issuance of preferred stock, net...............................                --          35,563
                                                                                         --------        --------
Net cash provided by financing activities......................................            93,439          35,411
Net increase in cash and cash equivalents......................................            70,891          25,616
Cash and cash equivalents at beginning of period...............................             3,202           2,816
                                                                                         --------        --------
Cash and cash equivalents at end of period.....................................          $ 74,093        $ 28,432
                                                                                         ========        ========

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

     During the period from February 1997 through September 1999, Centillium was a development stage company. Operating activities during this period were related primarily to the design and development of our initial products, building our corporate infrastructure, establishing relationships with customers and suppliers, and raising capital. The Company began significant customer shipments in the third quarter of 1999 and exited the development stage at that time. Centillium has incurred significant losses since inception and, as of September 30, 2000, had an accumulated deficit of approximately $71,515,000 (unaudited) including a net loss for the year ended December 31, 1999 of $19,749,000 and a net loss for the nine months ended September 30, 2000 of $37,773,000 (unaudited).

     On May 24, 2000, Centillium Communications, Inc. completed its initial public offering of 4.6 million shares of common stock at $19.00 per share. Net proceeds to the company as a result of the offering, plus the proceeds for a simultaneous private placement of 600,000 shares, were approximately $91.5 million and will be used for general working capital purposes. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one for one basis.

Unaudited Interim Financial Statement

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 (File No. 333-30772), filed with the Securities and Exchange Commission on May 24, 2000 (the "Registration Statement").

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

                        CENTILLIUM COMMUNICATIONS, INC.

Customer Concentrations

     Three customers accounted for 34%, 18% and 14% of product revenues in the three months ended September 30, 2000 and four customers accounted for 30%, 15% 12% and 12% of product revenues in the nine months ended September 30, 2000. Four customers accounted for 23%, 19%, 11% and 11% of product revenues in the three months ended September 30, 1999. There are no comparable customer concentrations in the nine month period ending September 1999 as the Company exited the development stage in the third quarter of 1999.

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

Business Segment Information

     The Company currently operates in one business segment, the sale of products for the DSL market, which it sells primarily to original equipment manufacturers and companies in the communication industries. The Company also is developing products for the emerging voice over data networks and home networking markets. The Company expects to release products for voice over data networks in the fourth quarter of year 2000 and expects to release home networking products in the second half of year 2001.

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

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

                                                                        For the Three
                                                                        Months Ended        For the Nine Months
                                                                        September 30,       Ended September 30,
                                                                      -----------------    ---------------------
                                                                       2000       1999        2000       1999
                                                                       ----       ----        ----       ----
Net loss applicable to common stockholders....................         $(10,932)  $(5,185)    $(37,773)  $(12,107)
                                                                       ========   =======    ========    ========
Basic and diluted:
  Weighted average shares of common stock outstanding.........           32,904     9,531       21,562      9,173
  Less weighted average shares subject to repurchase..........            1,570       546        1,539        489
  Weighted average shares used in computing basic and diluted,
    net loss per share applicable to common stockholders......           31,334     8,985       20,023      8,684
                                                                       ========   =======     ========   ========
Basic and diluted net loss per share applicable to common
 stockholders.................................................         $   (.35)  $  (.58)    $  (1.89)  $  (1.39)
                                                                       ========   =======     ========   ========

                        CENTILLIUM COMMUNICATIONS, INC.

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

     As of September 30, 2000 and December 31, 1999, all of the Company's investments in debt securities were classified as available-for-sale with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific-identification method.


3. Inventories

     Inventory is stated at the lower of cost (first in, first out) or market. The components of inventory are as follows (in thousands):

                                                                             September 30,   December 31,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                             (unaudited)
      Inventories:
         Work-in-process.......................................               $4,101          $  486
         Finished goods........................................                1,913             725
                                                                              ------          ------
      Inventory--net...........................................               $6,014          $1,211
                                                                              ======          ======

4. Acquisition

     On June 29, 2000, the Company acquired, for cash consideration, certain assets from Avio Digital Inc. and entered into employment agreements with key employees of Avio Digital Inc. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the acquired account balances and activities of Avio Digital subsequent to the acquisition date. The purchase price has been allocated to fixed assets, software tools, and the assembled workforce and is being amortized over the estimated useful lives. The excess purchase price over the identifiable net assets was assigned to goodwill and is being amortized over three years.

5. Working Capital Line of Credit

     On June 30, 2000, the Company terminated its revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation. The Credit Agreement was used to provide 90 day extended credit terms to finance wafer inventory purchases. The remaining balance of $3.0 million at June 30, 2000 was paid during the third quarter of 2000 and there are no future obligations under the Credit Agreement. The Company is financing wafer inventory purchases using trade accounts payable.

                        CENTILLIUM COMMUNICATIONS, INC.

6. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

7. Subsequent Event

     On October 5, 2000, the Company announced that it signed a definitive agreement to acquire privately held vEngines, Inc. ("vEngines"), a developer of high-density voice processing semiconductor products which bridge circuit switched voice and data networks. vEngines technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. The Company anticipates issuing approximately 814,000 shares and reserving approximately 58,000 shares for issuance on exercise of employee stock options in connection with this acquisition, based on the closing stock price on November 10, 2000. The total number of shares and options to be issued under this agreement are subject to adjustment and limitation based on a number of factors, including the average closing price of the Company's stock and the business activities of vEngines prior to the closing. The merger transaction is expected to close by December 31, 2000 and will be accounted for under the purchase method of accounting. The boards of directors of both companies have approved the merger, which awaits the satisfaction of regulatory requirements and other customary closing conditions.

     The Company has retained a valuation specialist to assist in the purchase price allocation and expects to receive a completed report within three months following the closing of the transaction. The final purchase price allocation will be based on the analysis and final report from this specialist.

8.   Contingent Matters

     The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. The Company is party to inquiries or claims in connection with these rights. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position and results of operations. However, depending on the amount and timing of an unfavorable resolution of these contingent matters, it is possible that the Company's future results of operation or cash flows could be materially affected in a particular quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included in this report on Form 10-Q. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section "FACTORS THAT MAY AFFECT FUTURE RESULTS" below.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

     Net Revenues. Our net revenues increased to $17.7 million for the three months ended September 30, 2000 compared to $851,000 for the three months ended September 30, 1999. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the three months ended September 30, 2000 were Lucent Technologies Inc., Nortel Networks Corporation, Copper Mountain Networks, Inc., Medialincs Co. Ltd. and Sumitomo Electric Industries, Ltd. who represented 34%, 18%, 14%, 8% and 7% of revenues, respectively. Revenues to international customers comprised 19% of our revenues for the three months ended September 30, 2000.

     Cost of Sales and Gross Profit. Cost of revenues was $10.1 million in the three months ended September 30, 2000 resulting, in a gross margin of $7.6 million or 43.0%. This compares to a negative gross margin of $257,000 for the three months ended September 30, 1999. The amortization of deferred compensation included in cost of goods sold for the three months ended September 30, 2000 was $413,000. The increase in gross margin was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs.

     Research and Development Expenses. Research and development expenditures increased 222% to $11.3 million for the three months ended September 30, 2000 as compared to $3.5 million for the three months ended September 30, 1999. The increase was primarily due to the addition of engineering personnel and an increase of $2.5 million in the amortization of deferred compensation.

     Sales and Marketing Expenses. Sales and marketing expenditures increased 472% to $4.4 million for the three months ended September 30, 2000 as compared to $770,000 for the three months ended September 30, 1999. The increase was due to the addition of personnel and an increase of $1.3 million in the amortization of deferred compensation.

     General and Administrative Expenses. General and administrative expenditures increased 243% to $3.9 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. This increase was due to the addition of personnel and the associated payroll and related costs, and an increase of $2.0 million in the amortization of deferred compensation.

     Amortization of Deferred Compensation. Amortization of deferred compensation increased from $916,000 for the three months ended September 30, 1999 to $7.1 million for the three months ended September 30, 2000. The following table details the amount of deferred compensation included in expenses (in 000's).

                                                  Expenses Excluding
                                                    Amortization of
                                                 Deferred Compensation    Non-Cash    Amortization
                                                  and Non-Cash Stock       Stock      of Deferred    Total
                                                 Compensation Expense   Compensation  Compensation  Expenses
                                                 ---------------------  ------------  ------------  --------
For the three months ended September 30, 2000
  Cost of revenues...........................            $ 9,644          $     --          $  413   $10,057
  Research and development...................              8,262                --           3,006    11,268
  Sales and marketing........................              2,975                --           1,430     4,405
  General and administrative.................              1,663                --           2,275     3,938
                                                         -------        ------------       -------   -------
     Total...................................            $22,544          $     --          $7,124   $29,668
                                                         =======        ============       =======   =======
For the three months ended September 30, 1999
  Cost of revenues...........................            $ 1,060          $     --          $   48   $ 1,108
  Research and development...................              3,013                --             488     3,501
  Sales and marketing........................                671                --              99       770
  General and administrative.................                867                --             281     1,148
                                                          -------       ------------       -------   -------
     Total...................................            $  5,611         $     --          $  916   $ 6,527
                                                          =======       ============       =======   =======

     Interest Income. Interest income increased 186% to $1,522,000 in the three months ended September 30, 2000 as compared to $533,000 for the three months ended September 30 1999. The increase was primarily due to larger cash balances resulting from our initial public offering in May 2000.

     Interest Expense. Interest expense decreased 29% to $30,000 in the three months ended September 30, 2000 as compared to $42,000 for the three months ended September 30, 1999. The decrease was primarily due to the termination of the revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999.

     Net Revenues. Our revenues increased to $32.1 million for the nine months ended September 30, 2000 compared to $1.6 million for the nine months ended September 30, 1999. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the nine months ended September 30, 2000 were Lucent Technologies Inc., Copper Mountain Networks, Inc., Sumitomo Electric Industries, Ltd., Nortel Networks Corporation and Creative Technolgies, Co. Ltd. who represented 30%, 15%, 12%, 12% and 5% of revenues, respectively. Revenues to international customers comprised 27% of our revenues for the nine months ended September 30, 2000.

     Cost of Sales and Gross Profit. Cost of revenues was $19.5 million in the nine months ended September 30, 2000, resulting in a gross margin of $12.6 million or 39.3%. This compares to a gross margin of $448,000, or 28.8%, for the nine months ended September 30, 1999. The amortization of deferred compensation included in manufacturing spending for the nine months ended September 30, 2000 was $1.1 million. The increase in gross margin was attributable to the increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs.

     Research and Development Expenses. Research and development expenditures increased 233% to $30.2 million for the nine months ended September 30, 2000 as compared to $9.0 million for the nine months ended September 30, 1999. The increase was primarily due to the addition of engineering personnel and an increase of $7.5 million in the amortization of deferred compensation. In addition, research and development expenditures for the nine months ended September 30, 2000 include $2.4 million of non-cash stock compensation expense.

     Sales and Marketing Expenses. Sales and marketing expenditures increased 492% to $11.3 million for the nine months ended September 30, 2000 as compared to $1.9 million for the nine months ended September 30, 1999. The increase was due to the addition of personnel and an increase of $3.8 million in the amortization of deferred compensation.

     General and Administrative Expenses. General and administrative expenditures increased 357% to $10.9 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999. This increase was due to the addition of personnel and the associated payroll and related costs, and an increase of $5.7 million in the amortization of deferred compensation. Additionally, general and administrative expense for the nine months ended September 30, 2000 includes

$225,000 for severance costs related to the termination of a former officer and $100,000 related to non-cash stock compensation expense.

     Amortization of Deferred Compensation and Non-Cash Stock Compensation. During the nine months ended September 30, 2000, we recorded $31.2 million of deferred stock compensation in connection with option grants made to a significant number of new and existing employees. Amortization of deferred compensation increased from $1.4 million for the nine months ended September 30, 1999 to $19.4 million for the nine months ended September 30, 2000. In addition, expenses for the nine months ended September 30, 2000 include charges of $2.5 million related to non-cash stock compensation expense. The following table details the amount of deferred compensation and non-cash stock compensation included in expenses (in 000's).

                                                   Expenses Excluding
                                                     Amortization of
                                                  Deferred Compensation    Non-Cash    Amortization
                                                   and Non-Cash Stock       Stock      of Deferred    Total
                                                  Compensation Expense   Compensation  Compensation  Expenses
                                                  ---------------------  ------------  ------------  --------
For the nine months ended September 30, 2000
  Cost of revenues...........................              $18,439          $   --       $ 1,064      $19,503
  Research and development...................               19,602           2,391         8,157       30,150
  Sales and marketing........................                7,389              --         3,915       11,304
  General and administrative.................                4,546             100         6,216       10,862
                                                           -------         -------       -------      -------
     Total...................................              $49,976          $2,491       $19,352      $71,819
                                                           =======         =======       =======      =======
For the nine months ended September 30, 1999
  Cost of revenues...........................              $ 1,055          $   --       $    53      $ 1,108
  Research and development...................                8,347              --           698        9,045
  Sales and marketing........................                1,756              --           154        1,910
  General and administrative.................                1,844              --           532        2,376
                                                           -------         -------       -------      -------
     Total...................................              $13,002          $   --       $ 1,437      $14,439
                                                           =======         =======       =======      =======

     Interest Income. Interest income increased 194% to $2.6 million during the nine months ended September 30, 2000 as compared to $913,000 for the nine months ended September 30 1999. The increase was primarily due to larger cash balances resulting from our initial public offering in May 2000.

     Interest Expense. Interest expense increased 127% to $311,000 during the nine months ended September 30, 2000 as compared to $137,000 for the nine months ended September 30, 1999. The increase was primarily due to larger outstanding balances during the first half of 2000 under our revolving line of credit with Mitsubishi International Corporation related to the financing of inventory purchases.

     Management expects to increase operating, research and development, sales and marketing, and general and administrative expenditures in the future to hire and expand our sales, support, marketing, and product development organizations, to expand marketing programs and to establish additional facilities worldwide.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of approximately $55.8 million of convertible preferred stock, net of offering costs, and through our initial public offering on May 24, 2000. Net proceeds to the company as a result of the offering, plus the proceeds for a simultaneous private placement of 600,000 shares, were approximately $91.5 million. We also generated $3.4 million from the exercise of stock options, net of repurchases.

     Net cash used for operations was $19.2 million for the nine months ended September 30, 2000. This was primarily due to an increase in our net loss from $12.1 million to $37.8 million in the corresponding periods ending September 30, 1999 and 2000, respectively.

     Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2000 and related to purchases of short-term investments, property and equipment, intangibles and other long-term assets offset by sales of short-term investments.

     Cash generated from financing activities was $93.4 million for the nine months ended September 30, 2000 and was related primarily to the net proceeds of $91.5 million from our initial public offering in May 2000.

     Accounts receivable were $15.1 million on September 30, 2000. Our customers are billed at the time of shipment, typically with payment terms of thirty days. In September of 2000, we discontinued our revolving line of credit with Mitsubishi International Corporation.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

WE COMMENCED OPERATIONS IN APRIL 1997, AND OUR LIMITED OPERATING HISTORY SELLING PRODUCTS TO THE BROADBAND COMMUNICATIONS MARKET MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

     We commenced operations in April 1997 and did not begin to generate revenue from shipment of products until the third quarter of 1999. We are in the early stages of our development, which makes it difficult to evaluate our future prospects and increases the risk that we will be unable to build a sustainable business. You must consider our prospects in light of the risks and difficulties we will encounter as an early stage company competing in a new and rapidly evolving market. Many of these risks are described under the sub-headings below. We may not successfully address any or all of these risks and our business strategy may not be successful.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $1.9 million, $9.3 million, and $19.7 million for the years ended December 31, 1997, 1998, and 1999, respectively. Additionally, we experienced a net loss of $37.8 million for the nine month period ended September 30, 2000. We expect to continue to incur net losses for the foreseeable future, and these losses may be substantial. Unless we are able to generate significant revenues from future sales of our products, we will not be able to build a sustainable business.

WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS, AND OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR BUSINESS.

     We have rapidly and significantly expanded our operations, including increasing the number of our employees from 71 in June 1999 to 235 as of September 30, 2000. This expansion is placing a significant strain on our managerial, operational and financial resources.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of such personnel could seriously harm us. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees.

COMPETITION FOR QUALIFIED PERSONNEL IN THE SEMICONDUCTOR AND TELECOMMUNICATIONS INDUSTRIES IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

     Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since June of 1999, we added 164 new employees to our total work force, representing an increase of approximately 231%. We expect to add additional personnel in the near future, including additional engineers, direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who are in short supply. Our business will be harmed if we encounter delays in hiring these additional engineers. Furthermore, competitors and others have in the past, and may in the future, attempt to recruit our employees.

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


WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

     We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers from Mitsubishi Electric. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on United Microelectronics Corporation to manufacture our analog silicon wafers. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole source suppliers may:

        --  enter into exclusive arrangements with our competitors;

        -- stop selling their products or components to us at commercially reasonable prices;

        --  refuse to sell their products or components to us at any price; or

        --  may be subject to production disruptions such as earthquakes.

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL. IF THE DEMAND FOR BROADBAND ACCESS SERVICE DOES NOT INCREASE AS EXPECTED, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

     Sales of our products depend on the increased use and widespread adoption of broadband access services, and DSL services in particular, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

        --  inconsistent quality and reliability of service;

        --  lack of availability of cost-effective, high-speed service;

        --  lack of interoperability among multiple vendors' network equipment;

        --  congestion in service providers' networks; and

        --  inadequate security.

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE.

     The market for chip sets for DSL products is characterized by:

        --  intense competition;

        --  rapid technological change;

        --  frequent new product introductions by our competitors;

        --  changes in customer demands; and

        --  evolving industry standards.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

     The market for software and communications semiconductor solutions is intensely competitive. Given our early stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include, or will include, Alcatel Microelectronics, Analog Devices, Conexant Systems, GlobeSpan, Lucent Microelectronics, and Texas Instruments. In addition, a number of other semiconductor companies, including IBM and Intel, have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

     We sell our DSL products primarily to network equipment manufacturers. For the year ended December 31, 1999, sales to Sumitomo Electric accounted for 34% of our revenues and sales to NEC accounted for 21% of our revenues. For the nine months ended September 30, 2000 sales to Lucent Technologies Inc., Copper Mountain Networks, Inc., Sumitomo Electric Industries, Ltd. and Nortel Networks Corporation represented 30%, 15%, 12% and 12% of our revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

     A substantial portion of our revenues have been derived from customers located outside of the United States. Sales to international customers were 27% of net revenues for the nine months ended September 30, 2000. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

        --  staffing and managing foreign operations;

        --  changes in regulatory requirements;

        --  licenses, tariffs and other trade barriers;

        --  political and economic instability;

        --  obtaining governmental approvals for products; and

        --  complying with a wide variety of complex foreign laws and treaties.

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

     If we fail to realize forecasted sales for a particular period, our stock price would likely decline and could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products, will result in a delay in obtaining orders of our products.


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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES.

     There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstance for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to scope of these indemnity rights. If any claims from third-parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD COMPLIANT CHIP SETS.

     We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specifications T1.413 and ITU-T recommended G.991.1/2. These industry standard are based on the DMT line code. We have introduced products that we believe are compliant with this industry standards, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction.

     In addition, in October 2000, we have received correspondence from Alcatel requesting to discuss the potential for a non-exclusive license from Alcatel permitting us to utilize technology covered by Alcatel patents. We expect to review this request with Alcatel in the fourth quarter of year 2000 and may be required to obtain licenses from Alcatel. It is the opinion of management that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

     The Company could be subject to similar claims, like the Amati Corporation and Alcatel claims, in the future.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has been extremely volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

        --  variations in our quarterly operating results;

        -- changes in financial estimates of our revenues and operating results by securities analysts;

        --  changes in market valuations of integrated circuit companies;

        -- announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        -- loss or decrease in sales to a major customer or failure to complete significant transactions;

        -- loss or reduction in manufacturing capacity from one or more of our key suppliers;

        --  additions or departures of key personnel;

        --  future sales of our common stock;

        -- stock market price and volume fluctuations attributable to inconsistent or low trading volume levels of our stock;

        --  commencement of or involvement in litigation; and

        -- announcements by us or our competitors of key design wins and product introductions.

WE MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

     Our business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

        -- difficulties in integration of the operations, technologies, and products of the acquired companies;

        -- the risk of diverting management's attention from normal daily operations of the business;

        -- potential difficulties in completing projects associated with purchased in-process research and development;

        -- risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

        --  the potential loss of key employees of the acquired company.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our investments were in money market funds, or high quality commercial paper, government and non-government debt securities and auction rate preferred stock. A hypothetical 100 basis point increase in interest rates would result in an approximate $190,000 decrease in the fair value of our available-for-sale securities as of September 30, 2000.

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

     In our initial public offering, we had sold all of the 4,600,000 shares of common stock registered under the Registration Statement, including 600,0000 shares sold pursuant to the exercise of the underwriters' over-allotment option. Concurrent with the initial public offering, an additional 600,000 shares were sold in a private placement. The securities were sold at $19.00 per share resulting in net proceeds to the company of $91.5 million, after deducting underwriting fees, commissions and other offering expenses. Upon closing, all outstanding shares of preferred stock were converted into shares of common stock on a one for one basis.

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


                                     CENTILLIUM COMMUNICATIONS, INC.

Date: November 14, 2000
                                     By:  /s/ John W. Luhtala
                                          -------------------
                                          John W. Luhtala
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)