Form 10-K
period 2000-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2001-03-19
CIK 1107194

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For The Fiscal Year Ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from ____________________  to _____________________

                        Commission File Number 000-30649

                               ----------------

                        CENTILLIUM COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                     3661                    94-3263530
     (State or other           (Primary Standard          (I.R.S. Employer
      jurisdiction                Industrial            Identification Number)
   of incorporation or        Classification Code
      organization)                 Number)

                            47211 Lakeview Boulevard
                           Fremont, California 94538
              (Address of principal executive offices) (Zip Code)

                                 (510) 771-3700
              Registrant's telephone number, including area code:

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 9, 2001, was approximately $485,427,128 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On March 9, 2001, approximately 33,915,054 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on June 12, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CENTILLIUM COMMUNICATIONS, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          No.
                                                                          ----
 Cautionary Statement....................................................   3

                                      PART I

 Item 1.  Business......................................................    4

 Item 2.  Properties....................................................   16

 Item 3.  Legal Proceedings.............................................   16

 Item 4.  Submission of Matters to a Vote of Security Holders...........   17

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   18

 Item 6.  Selected Consolidated Financial Data..........................   19

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations and Risk Factors...................   19

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   35

 Item 8.  Financial Statements and Supplementary Data...................   36

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   56

                                     PART III

 Item 10. Directors and Executive Officers of the Registrant............   57

 Item 11. Executive Compensation........................................   57

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   57

 Item 13. Certain Relationships and Related Transactions................   57

                                      PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   58

                              CAUTIONARY STATEMENT

   This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and similar discussions in our other Securities and Exchange Commission ("SEC") filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

ITEM 1. Business

Introduction

   Centillium delivers products that enable broadband communications to the home and business. We provide broadband equipment vendors with system-level products for the DSL market and are leveraging our core technology and expertise to develop products for complementary markets which share common technologies and customers. In the third quarter of 2000, we began shipping samples of products for the Voice-over-Packet market and we plan to release products before the end of 2001 that target the premise networking market. We believe that our core technology and expertise have enabled us to establish a viable long-term product roadmap within these three complementary markets.

Industry Overview

Growing Demand for High-Speed Network Access Creating Last Mile Bottleneck

   The volume of traffic transmitted over communications networks has grown dramatically in recent years. Consumers are seeking low-cost, high-speed access to Internet content and other services that require transmission of large amounts of data such as highly graphical Web sites, audio, video and high-speed data. Businesses have even greater requirements for high-speed access in order to implement electronic commerce strategies or Web-based business models and to provide telecommuting employees with the same capabilities they would experience at the office.

   As more consumers and businesses have begun to rely on the Internet and communications networks, the demand for access to these networks has accelerated. As a result, the number of devices and access lines leading into these networks has undergone dramatic growth. In addition, the demand for access is increasing as more and more small businesses, self-employed individuals, and corporate telecommuters regularly access the Internet and other communications networks. Many users are demanding the same access speeds from their home offices that they experience at corporate locations.

   To meet the demand for high-speed, broadband data transmission, network access providers continue to upgrade the main transmission channels, or backbone, of their networks with faster equipment. While this network backbone is now capable of delivering data at very high speeds, an access bottleneck continues to exist between the telephone companies' central offices and the end-users' homes and offices. These copper line connections between the central office and the end-user are commonly known as the last mile. The last mile infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the copper wire infrastructure of the last mile has typically been limited to data transmission rates of up to 56 kilobits per second using standard dial-up analog modems. At this rate, several minutes may be required to access a media-rich Web site, and several hours may be required to transfer or download large files.

New Competition Driving Digital Subscriber Line Technologies as a Bottleneck Solution

   The local phone companies have continued to offer higher speed access services based on older technologies. However, the historical pricing structure has limited these services to larger businesses and has limited incentives for phone companies to deploy alternative technologies. The competitive environment started to change with the passage of the Federal Telecommunications Act of 1996 and was accelerated with the merger of AT&T and TCI. The Federal Telecommunications Act intensified the competitive environment by requiring local phone companies to lease portions of their networks, including the last mile, to other telecommunications service providers. These changes in competitive structures coincided with the maturation of DSL technology enabling high bandwidth data networking over the existing last mile of copper infrastructure. As a result, a number of companies, including Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC, and Nortel Networks, have started to build network equipment to support the deployment of high-speed access services using DSL technologies to businesses and residences over the copper infrastructure owned by the local phone companies. In addition, AT&T has started to offer broadband and interactive services, including telephone services, over their cable systems. In response to these competitive pressures, and in an effort to increase revenues and maintain their existing customer base, local phone companies are now also committing their resources to deploy DSL services.

   DSL enables data transmission speeds of 32 kilobits per second to 52 megabits per second using the existing local loop copper wire infrastructure. DSL delivers "always on" availability, eliminating the tedious dial-up process associated with traditional analog modem technologies. DSL equipment is deployed at each end of the copper wire and the transmission speed depends on the length and condition of the existing wire as well as the capabilities of the DSL equipment.

High-Speed Access Driving Demand for New Networking Technologies

   As network access providers begin to deploy high-speed data access across the last mile to businesses and residences, opportunities for additional networking technologies have emerged. Two of these technologies are Voice-over-Packet networks, which allows integrated transmission of voice and data, and premise networking, which enables users to share high bandwidth resources throughout the home.

 Voice-over-Packet Networks

   Voice-over-Packet networks technology enables voice signals to be transmitted over networks originally designed for data transmission. Voice-over-Packet networks technology compresses voice signals into discrete packets of data which can be more efficiently transmitted. As a result, multiple voice channels, as well as data, can be transmitted over a single copper line previously capable of transmitting only one voice channel.

   This technology represents a substantial opportunity for small to medium sized businesses to significantly reduce their costs for telephone services and for residences to easily add additional phone numbers. Voice-over- Packet networks technology allows network access providers to offer both data and currently more lucrative voice services to these businesses and residences. According to Dataquest, while North American data services revenues from annual recurring retail subscriptions are projected to grow at a rate of 26% from 1999 to 2003 and were estimated to be $40 billion in 1999, revenues from telecommunications services in North America in 1999 were estimated to be $208 billion.

 Premise Networking

   As high-speed access is more fully deployed, as the price of personal computers continues to decline and as the availability of network enabled devices and applications increases, opportunities are emerging for vendors to offer cost-effective premise networking solutions. Premise networking allows multiple users to share high bandwidth resources throughout the home and small business. This provides consumers with cost savings from sharing hardware, software and high-speed Internet access, allowing a broader range of home computing applications, and increased convenience. According to Cahners In-Stat Group, the reasons consumers cited for desiring to own a premise network were:

  . Internet access sharing;

  . printer sharing;

  . file sharing;

  . connecting laptop to work;

  . premise control;

  . multiplayer gaming;

  . distributed video; and

  . remote monitoring or security.

   Emerging premise networking technologies include both the Home Phoneline Networking Association or HPNA standard, which uses the existing telephone wiring of a premise, and other standards based on wireless technology. Both of these solutions eliminate the need to add additional network wiring throughout the home.

 The Challenges for Equipment Manufacturers and Network Access Providers

   The commitment of equipment manufacturers and network access providers to solve the access bottleneck and develop the broadband access market has created a number of opportunities and challenges. As the bandwidth bottleneck eases, allowing greater data throughput at a lower cost, there is an emerging demand for new cost- and time-saving technologies, such as Voice-over-Packet networks and premise networking. However, the challenges of solving the bottleneck and providing these emerging applications remain significant. These challenges include the following:

   Constantly evolving technology and networking standards. Communications equipment manufacturers face significant challenges to ensure that their products interoperate with counterpart products of other manufacturers based on the same technology. Manufacturers often work together to create interoperability standards for products based on new technologies. However, changes in the market landscape or improvements in a given technology can cause changes to these standards, often requiring existing equipment to be upgraded or replaced.

   Size constraints. The size of the components and systems necessary to enable DSL is critical for several reasons. DSL equipment must physically fit within the local telephone company's existing infrastructrure. For example, residential phone lines often terminate at a digital loop carrier, which is a fixed size box, holding equipment that aggregates a neighborhood's phone lines onto a higher speed channel for transmission to the central office. When a digital loop carrier is upgraded for DSL access, the physical size of the box limits the amount of DSL capacity which can be installed without replacing the installed digital loop equipment. In addition, high-speed modems for laptops and other mobile high-speed access equipment must meet ever smaller size constraints.

   Power constraints. Low power consumption is critical for the addition of new equipment within existing communications systems. Service providers' equipment is often limited by a fixed level of available power, and any additions of equipment must operate efficiently within those limitations. Also, consumers desire high-speed modems which can be powered directly by their personal computer or laptop, without the need for external power supplies. This requires modems to function using low levels of power.

   Shorter product life-cycles. The adoption of new communications technologies is driving the need for more rapid introduction of new communications products. In this rapidly evolving environment, communications equipment manufacturers and their suppliers must have the flexibility to respond quickly in order to maintain market leadership.

   To meet these challenges, manufacturers of broadband voice and data communication equipment require vendors who provide "system-level" products. System-level products integrate components into a single product that are typically sold separately, such as digital integrated circuits, combined digital and analog integrated circuits, and communications software. System-level products allow equipment manufacturers to reduce the time it takes for their products to reach the market and to focus their resources on adding features which differentiate their products from those of their competitors.

Solution

   We provide system-level products that enable broadband communications to the home and business. Our products integrate our programmable digital signal processor, our mixed-signal semiconductor, our digital semiconductor and our related software. We currently serve the DSL and Voice-over-Packet markets and are leveraging our programmable digital signal processor, algorithms and systems expertise to develop products for complementary markets. We plan to release products that target the premise networking markets before the end of this year. We believe that this expertise has enabled us to establish a viable long-term product roadmap within these three complementary markets. Key features of our solution include:

   Flexibility due to programmable digital signal processor. Our products are designed based on our software-upgradable, proprietary digital signal processor, which performs the calculations necessary to encode or decode digital data for transmission over a network. The primary set of processing instructions, or algorithms, contained in our digital signal processor are implemented with software, as opposed to hardware that cannot be reprogrammed. As a result, our solution allows remote upgrades of digital signal processor algorithms, eliminating the need for costly hardware replacements and ensuring adaptability to evolving industry standards and flexibility to meet evolving demand for new features. The in-house expertise we have built while developing our programmable digital signal processor enables us to quickly offer customization for each customer's unique requirements throughout the life cycle of their products.

   High level of semiconductor integration reduces size. Our ability to efficiently combine a number of functions into a single integrated circuit allows us to eliminate the need for peripheral components such as additional microprocessors and external memory, which substantially reduces the size of our customers' products. For example, one of our DSL products supports eight phone lines, or ports, with just two integrated circuits, fewer than any currently competing products. This reduced size allows our customers' DSL infrastructure products to support a greater number of subscriber lines for a given amount of space at the telephone company's central office and digital loop carrier equipment. Additionally, we believe our business card-sized DSL modem is currently the smallest and highest performance product of its type commercially available. Our Voice-over-Packet products integrate voice processing and network processing into a highly-integrated simple chip solution.

   Low power consumption. We believe our DSL solution offers the lowest per port power consumption in the industry. For our DSL modem products, low power consumption means that the modem can be powered by a desktop or laptop computer without an external power supply. For our DSL infrastructure products, lower power consumption allows network access providers to support a greater number of DSL lines within equipment supported by a fixed amount of available power. Our products also feature built-in sleep mode and intelligent power management to ensure operational efficiency.

   System-level products deliver fast time-to-market. We believe our products offer the most complete system-level solutions available to our target customers. Instead of obtaining integrated circuits, software and algorithms from different vendors and integrating the components themselves, our customers can use our solutions to deliver their products with little additional time or use of engineering resources. This complete solution provides manufacturers with the competitive edge they need to ensure fast time-to-market while retaining the flexibility to differentiate their products.

Strategy

   Our objective is to be the leading provider of system-level products for equipment manufacturers serving the broadband communications markets. Key elements of our strategy include the following:

   Target complementary high-growth broadband communications markets. Our strategy is to focus on complementary, high-growth broadband communications markets and to develop system-level solutions for applications in those markets. Our initial products are designed for the DSL infrastructure equipment, DSL end-user equipment and Voice-over-Packet networks markets. We are also leveraging our core technologies to design and develop products for the premise networking markets. By targeting these complementary markets, which share common technologies and customers, we are able to more effectively utilize our existing engineering, sales and marketing resources.

   Strengthen and expand relationships with strategic customers. We have established customer relationships with key equipment manufacturers, including Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks. We have shipped DSL products to each of these manufacturers, and have recognized approximately $44.4 million in gross revenues from sales to this group during the year ended December 31, 2000. During this period, sales to Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounted for 23.9%, 20.0%, 12.2%, 10.2%, and 9.7% of our net revenues, respectively. We do not have long-term agreements with these customers relating to the sale of our products. Rather, they purchase our products on an order-by-order basis. These companies are market and technology leaders within the broadband communications market and selling products to these companies provides references for our products which help to secure future sales. Collaborating with these industry leaders also helps us to enhance our technological capabilities. We believe these strategic relationships are essential to our continued growth and the further development and acceptance of our technologies.

   Extend technology leadership. We have invested substantial resources to establish our technology leadership. We believe we were the first company to deliver a DSL infrastructure product which manages multiple ports and the first to deliver a set of the two primary semiconductors for a DSL modem which requires less than one watt of power. An important element of our technological leadership is our programmable digital signal processor and associated processing instructions, or algorithms, which are optimized for high bandwidth communications applications. This core technology can be extended through the manipulation of algorithms and software to develop multiple communications products for complementary markets.

   Leverage system-level expertise. Many of our system-level engineers have previous experience as employees of communication equipment manufacturers and are therefore very familiar with the requirements of, and challenges faced by, our customers. We combine this system-level engineering expertise with our expertise in integrated circuit, digital signal processor and software design to develop products that allow our customers to optimize time-to-market, performance and systems cost.

   Pursue strategic acquisitions. Our strategy is to enhance our growth capability by pursuing selective acquisitions. This strategy allows us to more rapidly obtain complementary technologies and engineering talent and to access key markets and customer relationships. We believe completing selective acquisitions will be important to remain competitive as a complete solutions provider to manufacturers of broadband communications equipment.

Products

   We currently target the DSL and Voice-Over-Packet network markets with our DSL infrastructure equipment and end-user equipment products and we are leveraging our technological expertise by developing products for markets that are complementary to the DSL market. We have plans to release products before the end of this year that target premise networking markets.

DSL Products

   Each of our DSL products consists of two semiconductor chips--a mixed-signal chip and a digital chip--and related software. The mixed-signal chip translates signals between analog and digital formats. Our single mixed-signal chip replaces the multiple components used in competing solutions. Our digital chip incorporates our proprietary software programmable digital signal processor, which provides flexibility for enhancements and upgrades.

   The following features are common to each of our DSL products:

  . ADSL. Our DSL products are based on a type of DSL technology known as asymmetrical DSL or ADSL. ADSL technology provides substantially faster transmission of data from the network to the end-user than from the user to the network. This tradeoff works to the consumer's advantage in that most users typically download more data from the network than they send to the network.

  . Full rate ADSL/G.lite. Each of our DSL products is designed for use with either the full rate ADSL standard or the G.lite standard. G.lite is a version of ADSL which provides slower transmission speeds than full rate ADSL but is easier to install at the consumer's premise.

  . Regional transmission standards. Our standard DSL products conform to transmission standards used throughout most of the world. Our "Universal" DSL products also conform to the DSL transmission standard most commonly used in Japan.

  . G.SHDSL. Our G.SHDSL product is designed to economically support legacy and future ITU symmetric standards. G.SHDSL targets the small business market allowing multiple telephone and data channels, videoconferencing, remote LAN Access, and leased lines with customer-specific data rates. Spectrally friendly with other DSLs, it supports symmetric data rates varying from 192 kbps to 2.360 Mbps across greater distances than other technologies.

DSL Infrastructure Products

   We offer two families of DSL infrastructure products: CopperLite CO and CopperFlite CO. Our CopperLite products are designed for use with the G.lite standard and our CopperFlite products are designed for use with both the full rate ADSL and G.lite standards. We began shipping our CopperLite CO products in the third quarter of 1999, CopperFlite CO products in the first quarter of 2000 and Universal CopperFlite CO products in the third quarter of 2000.

   Our DSL infrastructure products are designed for use in the following types of DSL equipment:

  . DSLAM. A DSL access multiplexer, or DSLAM, aggregates the data traffic from a substantial number of home telephone lines for transmission through a data network.

  . Central office switch. A central office switch is a device that enables telephone subscribers to dial and make a connection with any other subscriber in the telephone network.

  . Remote terminal. A remote terminal is a generic name for telecommunications equipment that is located outside the telephone company's central office facility.

                                                                                    Introduction
Product                                        Key Features                             Date
-------                                        ------------                       ----------------
CopperLite CO...........  G.lite                                                  3rd quarter 1999
                          Supports 8 ports

Universal CopperLite
 CO.....................  G.lite                                                  3rd quarter 1999
                          Supports 4 ports
                          Compatible with Japanese regional transmission standard

CopperFlite CO..........  Full rate ADSL and G.lite                               1st quarter 2000
                          Supports 4 ports

Universal CopperFlite CO
 .......................  Full rate ADSL and G.lite                               3rd quarter 2000
                          Supports 4 ports
                          Compatible with Japanese regional transmission standard

CopperFlite Octal CO....  Full rate ADSL and G.Lite                               1st half 2001
                          Supports 8 ports

Universal CopperFlite
 Octal CO...............  Full rate ADSL and G.Lite                               1st half 2001
                          Supports 8 ports
                          Compatible with Japanese regional transmission standard

CopperSym CO............  Supports legacy symmetric data rates                    2nd half 2002

DSL End-User Equipment Products

   We offer four families of DSL end-user equipment products: CopperLite CPE, CopperFlite CPE, Optimizer and Flite Optimizer.

   Our CopperLite CPE products are designed for use with the G.lite standard and our CopperFlite CPE products are designed for use with both the full rate ADSL and G.lite standards. We began shipping our CopperLite CPE products in 1999, CopperFlite CPE product in the first quarter of 2000 and Universal CopperFlite CPE products in the third quarter of 2000.

   Our CopperLite CPE and CopperFlite CPE products are deployed for use as a subsystem for devices which distribute network access for multiple appliances. Examples of these devices include the following:

  . Integrated access device / residential gateway. An integrated access device and a residential gateway combine multiple voice and data channels for transmission from a home or small business to the telephone company's central office.

  . Set-top box. A set-top box processes transmissions from the traditional cable television infrastructure and delivers digital signals which can include voice, video or Internet access.

  . Bridge / router. A bridge or router is a device that resides between network segments and forwards data to its appropriate destination.

                                                                                    Introduction
Product                                        Key Features                             Date
-------                                        ------------                       ----------------
CopperLite CPE--UTOPIA..  G.lite                                                  3rd quarter 1999

Universal CopperLite
 CPE--UTOPIA ...........  G.lite                                                  3rd quarter 1999
                          Compatible with Japanese regional transmission standard

CopperFlite CPE--         Full rate ADSL and G.lite
 UTOPIA.................                                                          3rd quarter 2000

Universal CopperFlite
 CPE--UTOPIA ...........  Full rate ADSL and G.lite                               3rd quarter 2000
                          Compatible with Japanese regional transmission standard

Line Driver MDU (Multi-
 dwelling unit).........  5V line driver                                          3rd quarter 2000
                          Consumes very low power
                          Short loop applications

CopperSym CPE ..........  Support legacy symmetric data rates                     2nd half 2002

   Our Optimizer products are designed for use with the G.lite standard and our Flite Optimizer products are designed for use with both the full rate ADSL and G.lite standards. Both of these products are deployed for use as either an internal or external modem for a laptop or personal computer. These products can also be deployed within a set-top box, which is a device that processes transmissions from the traditional cable television infrastructure and delivers digital signals which can include voice, video or Internet access.

                                                                                    Introduction
Product                                        Key Features                             Date
-------                                        ------------                       ----------------
Optimizer--PCI..........  G.lite                                                  4th quarter 1999
                          Compatible with dial-up soft modem

Universal Optimizer--PCI
 .......................  G.lite                                                  1st quarter 2000
                          Compatible with Japanese regional transmission standard
                          Compatible with dial-up soft modem

Optimizer--USB..........  G.lite                                                  3rd quarter 1999
                          Directly powered by user's computer

Product                                        Key Features                       Introduction Date
-------                                        ------------                       -----------------
Universal Optimizer--USB
 .......................  G.lite                                                  4th quarter 1999
                          Compatible with Japanese regional transmission standard
                          Directly powered by user's computer

Flite Optimizer--PCI....  Full rate ADSL and G.lite                               2nd quarter 2000
                          Compatible with dial-up soft modem

Universal Flite
 Optimizer--PCI.........  Full rate ADSL and G.lite                               3rd quarter 2000
                          Compatible with Japanese regional transmission standard
                          Compatible with dial-up soft modem

Flite Optimizer--USB....  Full rate ADSL and G.lite                               2nd quarter 2000
                          Directly powered by user's computer

Universal Flite
 Optimizer--USB.........  Full rate ADSL and G.lite                               3rd quarter 2000
                          Compatible with Japanese regional transmission standard
                          Directly powered by user's computer

CPE Line Driver.........  5V line driver                                          3rd quarter 2000
                          Consumes very low power
                          Significantly reduces cost of modem

Voice-over-Packet Network Products

   In the third quarter of 2000 we began sampling products which enable voice transmissions over data networks. Voice-over-Packet networks technology allows multiple telephone channels to be compressed and transmitted simultaneously with data over a single copper line which previously carried only one telephone channel. It also allows voice transmissions to be delivered over networks originally designed to deliver only data. Today's data networks are based on efficient, cost effective transmission methodologies. Applying technology which allows the transmission of voice over the more efficient data networks could potentially reduce the cost of voice transmissions. These data networks use several different transmission standards, such as asynchronous transfer mode or ATM, the Internet protocol, Frame Relay and interworking between network protocols.

   In the third quarter of 2000, we began shipping samples of our first Voice-over-Packet network products--Entropia CO and Entropia CPE. Entropia CO is being marketed to manufacturers of broadband infrastructure products for inclusion in equipment such as DSLAMs and gateways. Entropia CO is positioned to support current and evolving Voice-over-Packet applications. Entropia CPE is being marketed for use in voice-enabling equipment installed at small or large enterprises. Examples of such equipment are an integrated access device, or IAD, which aggregates multiple voice and data channels from a home or business for transmission over the data network, and a private branch exchange, or PBX, which is a computer server that manages telephone calls in medium to large businesses.

   The releases of Entropia products that support the Internet protocol standards as well as the ATM standard are as follows:

Product                                      Network Protocols                    Introduction Date
-------                   ------------------------------------------------------- -----------------
Entropia CO.............                            ATM                           3rd quarter 2000
Entropia CPE............                            ATM                           3rd quarter 2000
Entropia--CO & CPE......                 ATM and Internet protocol                1st half 2001

Premise Networking Products

   We plan to offer products for the premise networking market before the end of 2001. Our first home networking product will consist of a set of two semiconductors and related software that will be used with a user's home computer or laptop. Premise networking allows multiple users to share high bandwidth resources throughout the home. This provides consumers with cost savings from sharing hardware, software and high-speed Internet access and allows a broader range of home computing applications as well as increased convenience. Emerging premise networking technologies include the Home Phoneline Networking Association or HPNA standard, which uses the existing telephone wiring of a premise, and other standards based on wireless technology. These solutions eliminate the need to add additional network wiring throughout the local premise.

   In June 2000, we acquired certain assets from Avio Digital Inc. and entered into employment agreements with the key employees of Avio Digital. The former Avio Digital engineers design integrated digital architecture for the home intended to allow consumers to connect and share entertainment, computing, broadband Internet, telephony and premise control throughout the entire premise, over a wide variety of commonly available wiring.

Technology

   Our primary competitive advantage is found in our technology expertise in several key areas. These areas of expertise include our system-level knowledge, our programmable digital signal processor, our signal processing algorithms, our digital chip design capability, our mixed-signal chip design capability and our system-level software. Together, these capabilities have enabled us to provide system-level communications products which have:

  . flexibility due to programmability;

  . low power consumption; and

  . small size.

   System-level knowledge. Most of our system-level engineers have previous experience as employees of communication equipment manufacturers and are therefore very familiar with the requirements of and challenges faced by our customers. We combine this system-level engineering expertise with our expertise in integrated circuit, digital signal processor, algorithm and software design to develop products that allow our customers to optimize time-to-market, performance and systems cost.

   Software programmable digital signal processor. A cornerstone of our technology is our internally developed, software programmable digital signal processor. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications such as DSL, Voice-over-Packet networks and premise networking. We currently use this core technology in every product line that is being developed within our company. This software programmable digital signal processor technology gives us the advantage of field programmability and upgradability of devices for future standards.

   Signal processing algorithms. A key component of our continued success is the expertise that we have developed in communications algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially-conditioned analog signal suitable for transmission across copper telephone wires. Our signal processing engineers, many of whom have PhDs, possess a thorough understanding of and practical experience in the process of transmitting and receiving a digital data stream in analog form. We also have significant experience developing algorithms which enable voice compression, echo cancellation and telephony signal processing. This expertise has allowed our engineers to design highly efficient algorithms which enable us to produce high performance, re-programmable and low power consuming products.

   Digital chip design. We have digital chip design experts with many years of experience in the area of highly complex, high-speed digital chip development. We perform both the logic design and the physical layout design for our products. All of our chips are designed and manufactured using the latest development tools and silicon process technologies. This design expertise has enabled us to develop our high performance, low-power-consuming digital chips.

   Mixed-signal chip design. Our team of analog engineers has developed numerous analog circuits for the communications industry and has substantial experience in signal conversion techniques. This experience has enabled us to develop our mixed-signal chip. This mixed-signal chip translates signals between analog and digital formats. We believe our mixed-signal chip contains the highest level of integration in the industry, replacing the multiple components used in competing DSL solutions and also supporting multiple telephone lines for DSL infrastructure products.

   System software. Our software engineers have expertise in developing code that addresses the needs of network equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to write software that ensures that our products are interoperable with communications equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for simple installation and operation.

Customers

   We have sold our products to the broadband access equipment vendors listed below. We have recognized over $1 million in revenue during the year December 31, 2000 from each of the customers listed.

Market Sectors                                     Company
--------------            ----------------------------------------------------------
DSL Infrastructure
 Equipment..............  Advanced Fibre Communications Medialincs, Co.
                          Copper Mountain Networks      Nortel Networks
                          Lucent Technologies           Sumitomo Electric Industries
                          NEC

DSL End-User Equipment..  Broadxent, Inc                Sumitomo Electric Industries
                          Medialincs, Co.               Xpeed
                          NEC

   In 2000, our largest customers were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks who accounted for 23.9%, 20.0%, 12.2%, 10.2%, and 9.7% of our net revenues, respectively. While we are seeking to further diversify our customer base, we cannot assure you that these efforts will be successful. We do not have formal long-term agreements with these customers relating to the sale of our products, but rather sell our products to them on an order-by-order basis.

   We have achieved many unannounced design wins from several companies. We count a design win after a company has purchased one of our reference designs, sampled our products and indicated an interest in purchasing our products.

Sales and Marketing

   Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior application and engineering support. We believe that providing comprehensive product service and support is critical to shortening our customers' design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through our independent manufacturers' representatives. Our sales managers are dedicated to principal customers to promote close cooperation and communication. Representatives support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

   We manage a number of marketing programs designed to communicate our capabilities and benefits to broadband access equipment manufacturers. Our Web site is an important marketing tool where a wide range of information is available including product information, white papers, application notes, press releases and contributed articles. In addition, we participate in industry trade shows, technical conferences and technology seminars, conduct press tours and publish technical articles in industry journals.

Backlog

   Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

Research and Development

   We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2000, we employed 132 engineers in the Research and Development department. Our employees, including our research and development staff, have collectively co-authored 169 patents. In addition, 143 of our employees hold a total of 184 advanced degrees, including 26 PhDs. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our targeted markets.

   We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets is essential to our growth. As a result, we plan to increase research and development staffing levels in 2001. Research and development expense for 2000, 1999 and 1998 was approximately $41.9 million, $13.4 million and $7.9 million, respectively.

Operations and Manufacturing

   We outsource the fabrication, assembly and testing of our semiconductor devices. This fabless model allows us to focus our resources on the design, development and marketing of our products. We manage the production of our chips through our operations and manufacturing services group which is comprised of six functions. These functions include technology engineering, analog test engineering, digital test engineering, quality and reliability, manufacturing, and information systems and facilities.

   We source our semiconductor fabrication from some of the world's largest foundries: Mitsubishi Electric, Taiwan Semiconductor Manufacturing Co. and United Microelectronics Corporation. Our manufacturing strategy is to qualify and utilize multiple facilities within a given foundry partner for the fabrication of a given semiconductor device. This second source strategy seeks to ensure production and performance consistency, both of which are critical for our products, while maintaining multiple channels of supply.

   The primary vendor for the assembly and testing of our products is ST Assembly Test Services. We have qualified and utilized other vendors as a second source for the packaging and testing of our products. Amkor/Anam Group and Siliconware Precision Industries Company, Limited provide additional assembly services, and additional testing services are provided by United Test and Assembly Center Ltd and Advanced Semiconductor Engineering.

Competition

   Although we produce system-level products, we primarily compete with vendors of semiconductor devices for the DSL market. We believe that the principal factors of competition for semiconductor vendors to these markets are product capabilities, level of integration, performance and reliability, power consumption, price, time-to-market, system cost, intellectual property, customer support and reputation. We believe we compete favorably with respect to each of these factors.

   We compete with a number of major domestic and international suppliers of semiconductors for both DSL central office and customer premises equipment and with suppliers of semiconductors for equipment enabling Voice-over-Packet networks. Our principal competitors that supply semiconductors for the DSL market include Alcatel Microelectronics, Analog Devices, Conexant Systems, GlobeSpan, Lucent Microelectronics, STMicroelectronics and Texas Instruments.

   Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, our competitors may in the future develop technologies that more effectively address the transmission of digital information through existing analog infrastructures at a lower cost. We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

   We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. To date, we have been granted six U.S. patents and have an additional forty-five U.S. patent applications pending and eight additional international patent applications pending.

   Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

   In December 1999 we entered into a license agreement with MIPS Technologies to use their core processor. The agreement expires in December 2004. For the year ended December 31, 2000, none of our products shipping in production quantities used the MIPS core processor; however we plan to ship production quantities of products that use the MIPS core processor during 2001.

Employees

   As of December 31, 2000, we had a total of 273 employees, of whom 234 are engineers. None of our employees is represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. Management does not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on the Company. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense.

Revenues by Geographic Area

   The following is a summary of net revenues by major geographic area:

                                                           Years ended December
                                                                   31,
                                                           --------------------
                                                            2000    1999  1998
                                                           ------- ------ -----
     North America........................................ $34,451 $  676 $ --
     Japan................................................  17,301  2,363   637
     Asia -- excluding Japan..............................   4,587    555   115
     All Other............................................     135    150   --
                                                           ------- ------ -----
     Total................................................ $56,474 $3,744 $ 752
                                                           ======= ====== =====

ITEM 2. Properties

   We lease two buildings in Fremont, California that comprise our corporate headquarters and include our administration, sales and marketing, research and development, and operations departments. In addition, we have leases for an engineering design center in Huntsville, Alabama. Internationally, we lease a design center in France and two in India.

   These leases comprise an aggregate of 85,657 square feet and have terms expiring on or prior to December 2009. We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months and that additional leased space can be obtained on commercially reasonable terms if needed.

ITEM 3. Legal Proceedings

   While we are not currently a party to any pending litigation, the semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights.

   We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specifications T1.413 and ITU-T recommended G.991.1/2. These industry standards are based on the DMT line code. We have introduced products that we believe are compliant with these industry standards, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction.

   In addition, in October 2000, we received correspondence from Alcatel requesting to discuss the potential for a non-exclusive license from Alcatel permitting us to utilize technology covered by Alcatel patents. We expect to review this request with Alcatel in the first half of 2001 and may be required to obtain licenses from Alcatel.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     (a) none

     (b) none

     (c) none

     (d) none

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   The Company's Common Stock has traded on the Nasdaq National Market under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

   Fiscal Year 2000                                                High    Low
   ----------------                                               ------- ------
   Second Quarter................................................ $ 71.00 $22.88
   Third Quarter................................................. $107.00 $63.00
   Fourth Quarter................................................ $ 95.75 $14.75

   On March 9, 2001 there were approximately 286 record holders of the Company's Common Stock, and the last reported sale price of the Company's common stock was $27.125.

Dividend Policy

   The Company has never declared or paid cash dividends on shares of its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and in acquisitions of other businesses, products or technologies and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. Selected Consolidated Financial Data

   The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the three fiscal years ended December 31, 2000, 1999 and 1998 and selected consolidated balance sheet data as of December 31, 2000 and as of December 31, 1999 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal year ended December 31, 1997 and selected consolidated balance sheet data as of December 31, 1997 are derived from audited financial statements not included in this Annual Report.

                                                                  Period from
                                         Years ended           February 21, 1997
                                  ---------------------------   (inception) to
                                    2000      1999     1998    December 31, 1997
                                  --------  --------  -------  -----------------
                                     (In thousands, except per share data)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
  Net revenues..................  $ 56,474  $  3,744  $   752       $   300
  Operating loss................   (49,826)  (20,781)  (9,722)       (2,102)
  Net loss......................   (45,998)  (19,749)  (9,256)       (1,937)
  Deemed dividend on Series B
   convertible preferred stock..       --        --       --         (2,800)
  Net loss applicable to common
   stockholders.................   (45,998)  (19,749)  (9,256)       (4,737)
  Net loss per share--basic and
   diluted......................     (2.00)    (2.23)   (1.15)        (0.59)
  Shares used to compute basic
   and diluted net loss per
   share........................    22,950     8,842    8,056         8,000
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents and
   short-term investments.......  $ 87,684  $ 28,313  $ 7,926       $13,645
  Working capital...............    94,739    26,043    6,686        12,537
  Total assets..................   127,943    35,587   12,010        16,339
  Long-term debt and capital
   lease obligations, less
   current portion..............       221       549    1,235           630
  Total stockholders' equity....   106,870    30,055    9,259        14,156

   See Note 1 of notes to the consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors

Cautionary Statement

   You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

   The section entitled "Risk Factors" set forth in this report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

Overview

   We provide system-level products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice-over-Packet network market. We plan to enter the premise networking markets before the end of 2001. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies' communications infrastructure or DSL modems for Internet or other network access in a home or small business. Our customers also include Original Equipment Manufacturers ("OEMs") who supply products for data and voice networks.

   We were incorporated on February 21, 1997 and commenced operations on April 1, 1997. During the period from February 1997 through June 1999, we were a development stage company focused on developing our initial products, recruiting personnel, building our corporate infrastructure and raising capital, and therefore had no product revenue. In 1999, we began shipping our CopperLite CO and CopperLite CPE families of products and recorded our first significant product revenues in the third quarter. We emerged from the development stage at that time. During 1999 and 2000, we also increased our investment in research and development, sales and marketing, operations and our general and administrative infrastructure.

   On May 24, 2000 we issued 4.0 million shares of our common stock in a registered underwritten initial public offering and 600,000 shares of our common stock in a concurrent private placement at a price of $19.00 per share. On June 5, 2000, we sold an additional 600,000 shares pursuant to the underwriters' overallotment option granted in connection with our initial public offering. Net proceeds from these offerings were $91.5 million and are being used for general working capital purposes and selected asset purchases.

   Our revenues currently are derived from the sale of our DSL and Voice-over-Packet network products which include the CopperLite CO, CopperLite CPE, Optimizer, and Entropia families of products. To date, we have generated a substantial portion of our revenues from a limited number of customers. For the year ended December 31, 2000, Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks represented 23.9%, 20.0%, 12.2%, 10.2% and 9.7%, of our revenues for such period, respectively. Our top two customers in 1999 were Sumitomo Electric Industries and NEC, who accounted for 34.4% and 21.1% of our revenues, respectively.

   During 1999 and 1998, we recorded $1.2 million and $.8 million of revenues, respectively, under best efforts technology development agreements. Revenues under these agreements represent payments we received for the performance of contract engineering services. Under these agreements, we generally received payments upon the completion of contractual milestones. We are not required to refund any payments under the contracts.

   Our policy is to recognize revenue under technology development agreements when applicable contractual milestones have been met, including deliverables; in any case, revenue recognized does not exceed the amount that would be recognized using the percentage of completion method. In this regard, the timing of technology development revenue depends on the timing of completion of milestones under individual agreements. Technology development revenue was not significant after 1999.

   We have focused our initial sales and marketing efforts on Asian and North American communications equipment manufacturers. During the years ended December 31, 2000, and 1999, 38.7% and 77.9% of our sales, respectively, were to Asia. We currently sell through our direct sales force in Japan, Singapore and North America and through our representatives in Korea and Taiwan. International revenues are denominated solely in U.S. dollars, which reduces our exposure to foreign currency exchange risks.

   Revenues related to product sales are generally recognized when the products are shipped to the customer, title has transferred and no significant obligations remain. Allowances are provided for estimated returns at the time of shipment. In circumstances where we have not shipped the final version of our product, or when a customer has delayed its acceptance of our product, we defer recognition of the revenue associated with the given product at the time of shipment. In addition, we defer technology development revenues when customers make advance payments and specified milestones under the technology development contract have not been met. This deferred revenue is recognized when the final version of the product is delivered, upon acceptance by the customer, or when the specified milestones have been met. As of December 31, 2000 and 1999, we had $200,000 and $122,000 of deferred revenue which was comprised primarily of unearned technology development fees and prepayments from certain customers.

   It usually takes more than one year for us to realize volume shipments of our products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products by our customers. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice.

   We outsource the fabrication, assembly and testing of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our manufacturing partners. Costs of revenues also encompass our internal manufacturing and operations functions and a portion of our information systems and facilities costs.

   Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, and depreciation associated with software development tools and amortization of deferred compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. For example, we require a substantial number of prototypes to build and test our complex products and therefore incur significant prototype costs. Because our research and development is key to our future success, we intend to significantly increase our research and development expenditures in future periods.

   Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred compensation. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally, in order to increase market awareness, support customer requirements, and increase orders for our products. We expect that sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products and establish sales offices in additional domestic and international locations. We intend to expand our use of independent manufacturers' representatives. To date, we have entered into agreements with only a small number of representatives and we believe that to be successful, we must reach agreement with additional representatives in several countries. In addition, the complexity of our products and the applications support necessary for successful interoperability and customer specific applications requires highly trained customer service and support personnel. We expect to significantly expand our customer service and support organization to meet these requirements.

   General and administrative expenses consist primarily of salaries and related expenses for executives, finance, accounting, facilities, information services, human resources, recruiting expenses, professional fees, other corporate expenses, and amortization of deferred compensation. In addition, general and administrative expenses include management's estimate of potential bad debt expense. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business.

   In connection with the grant of certain stock options and equity compensation to our employees, technical advisors and directors, we have recorded amortization of deferred compensation of $25.6 million, $4.1 million and $69,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Deferred compensation represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with Statement of Financial Accounting Standards No. 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year 1, 25% in year 2, 12% in year 3 and 4% in year 4. Unamortized deferred compensation is presented as a reduction of stockholders' equity. See Note 7 of notes to consolidated financial statements for more information about the deferred compensation expense.

   We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $46.0 million, $19.7 million and $9.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Results of Operations

   The following table sets forth, for the periods presented, certain data from our consolidated statement of operations expressed as a percentage of total revenues.

                                                         2000   1999    1998
                                                         ----   ----   ------
Net revenues............................................  100%   100%     100%
Cost of revenues........................................   57     83      --
                                                         ----   ----   ------
Gross profit............................................   43     17      100
Operating expenses:
  Research and development..............................   74    357    1,052
  Sales and marketing...................................   27    102      195
  General and administrative............................   28    113      146
  Amortization of goodwill and other acquisition related
   intangibles..........................................    2    --       --
                                                         ----   ----   ------
    Total operating expenses............................  131    572    1,393
Operating loss..........................................  (88)  (555)  (1,293)
Interest income.........................................    7     34       77
Interest expense........................................  --      (6)     (15)
Income Taxes............................................  --     --       --
                                                         ----   ----   ------
Net loss................................................  (81)% (527)% (1,231)%
                                                         ====   ====   ======

Years ended December 31, 2000 and 1999

   Net Revenues: Net revenues in 2000 were $56.5 million, compared with $3.7 million in 1999, an increase of 1,408%. The growth in revenue resulted mainly from increases in volume shipments of our semiconductor products.

   Cost of Revenues: Cost of revenues, which reflects costs of product revenues, was $32.3 million in 2000 and $3.1 million in 1999 resulting in gross profit as a percentage of revenues of 43% and 17%, respectively. The increase in gross profit was mainly attributable to the significant increase in the unit volume of shipments. The increase in gross profit as a percentage of revenues was driven by cost reductions from our suppliers. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items. The costs associated with our technology development revenues are closely related to the costs of our ongoing research and development activities. Generally, the incremental costs of providing any deliverables under our technology development arrangements are not easily distinguishable from the costs of our ongoing activities. The total incremental costs of our technology development revenues are generally not significant. All such costs related to technology development revenues for each of the years ended December 31, 2000 and 1999 have been included in research and development in our statements of operations.

   Research and Development Expenses: Research and development expenses in 2000 were $41.9 million, compared to $13.4 million in 1999, an increase of 214%. The increase was due primarily to additions in engineering personnel, increased usage of materials necessary to build prototypes, increases in depreciation resulting from the additional purchases of laboratory equipment and software development tools and an increase in amortization of deferred compensation.

   Sales and Marketing Expenses: Sales and marketing expenses in 2000 were $15.5 million, compared to $3.8 million in 1999, an increase of 305%. These increases were due primarily to the addition of personnel, an increase in marketing activity such as customer visits and attendance at trade shows and an increase in amortization of deferred compensation.

   General and Administrative Expenses: General and administrative expenses in 2000 were $15.9 million, compared to $4.2 million in 1999, an increase of 275%. These increases were due primarily to the addition of personnel in the accounting, human resources, information services and facilities functions and an increase in amortization of deferred compensation. During 2000 and 1999, we charged $782,000 and $150,000, respectively, to bad debt expense to reserve for specific aged customer receivable balances and to establish a reserve for unidentified potential bad debt exposures.

   Amortization of Deferred Compensation and Non-Cash Stock
Compensation: Amortization of deferred compensation in 2000 was $25.6 million compared to $4.1 million in 1999, an increase of $21.5 million. The increase was attributable to deferred stock compensation recorded in 2000 of $31.1 million related to option grants made to a significant number of new and existing employees and the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life. In addition, expenses for 2000 and 1999 include charges of $2.3 million and $173,000, respectively, for non-cash stock compensation expense.

   The following table details the amount of deferred compensation and non-cash stock compensation included in expenses.

                          Expenses Excluding
                            Amortization of
                         Deferred Compensation   Non-Cash   Amortization
                          and Non-Cash Stock      Stock     of Deferred   Total
                         Compensation Expense  Compensation Compensation Expenses
                         --------------------- ------------ ------------ --------
For the year ended
 December 31, 2000
Cost of revenues........        $30,792           $  --       $ 1,459    $ 32,251
Research and
 development............         28,943            2,214       10,722      41,879
Sales and marketing.....         10,403               19        5,075      15,497
General and
 administrative.........          7,392              100        8,354      15,846
                                -------           ------      -------    --------
  Total.................        $77,530           $2,333      $25,610    $105,473
                                =======           ======      =======    ========
For the year ended
 December 31, 1999
Cost of revenues........        $ 2,979           $  --       $   139    $  3,118
Research and
 development............         11,440              173        1,744      13,357
Sales and marketing.....          3,002              --           821       3,823
General and
 administrative.........          2,827              --         1,400       4,227
                                -------           ------      -------    --------
  Total.................        $20,248           $  173      $ 4,104    $ 24,525
                                =======           ======      =======    ========

   Interest Income: Interest income was $4.2 million in 2000, compared to $1.3 million in 1999, an increase of 227%. This increase was due to higher cash and cash equivalent balances resulting from our initial public offering in May of 2000.

   Interest Expense: Interest expense was $334,000 in 2000, compared to $242,000 in 1999, an increase of 38%. The increase was due to higher outstanding balances under our working capital line of credit during 2000.

Years Ended December 31, 1999 and 1998

   Net Revenues: Net revenues in 1999 were $3.7 million, compared with $752,000 in 1998, an increase of 398%. The increase was attributable to a further increase in technology development revenue to $1.2 million and the initial shipments of our products, which began generating revenues in the third quarter of 1999.

   Cost of Revenues: Cost of revenues, which reflects costs of product revenues, was $3.1 million in 1999. There was no cost of revenues in 1998 as the costs associated with our technology development revenues are generally not significant and are included in research and development in our statements of operations.

   Research and Development Expenses: Research and development expenses in 1999 were $13.4 million, compared to $7.9 million in 1998, an increase of 69%. The increases was due primarily to additions in engineering personnel, increased usage of materials necessary to build prototypes, increases in depreciation resulting from the additional purchases of laboratory equipment and software development tools and an increase in amortization of deferred compensation.

   Sales and Marketing Expenses: Sales and marketing expenses in 1999 were $3.8 million, compared to $1.5 million in 1998, an increase of 161%. These increases were due primarily to the addition of personnel, an increase in marketing activity such as customer visits and attendance at trade shows and an increase in amortization of deferred compensation.

   General and Administrative Expenses: General and administrative expenses in 1999 were $4.2 million, compared to $1.1 million in 1998, an increase of 286%. These increases were due primarily to the addition of personnel in the accounting, human resources, information services and facilities functions and an increase in amortization of deferred compensation. During 1999, we charged $150,000 to bad debt expense to establish a reserve for unidentified potential bad debt exposures. The amount was determined in consideration of the early stage of our customer relationships.

   Amortization of Deferred Compensation and Non-Cash Stock
Compensation. Amortization of deferred compensation in 1999 was $4.1 million compared to $69,000 in 1998. The increase was attributable to deferred stock compensation recorded in 1999 of $19.7 million related to option grants made to a significant number of new and existing employees and the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards expected life. In addition, expenses for 1999 and 1998 include charges of $173,000 and $15,000, respectively for non-cash stock compensation expense.

   The following table details the amount of deferred compensation and non-cash stock compensation included in expenses.

                          Expenses Excluding
                            Amortization of
                         Deferred Compensation   Non-Cash   Amortization
                          and Non-Cash Stock      Stock     of Deferred   Total
                         Compensation Expense  Compensation Compensation Expenses
                         --------------------- ------------ ------------ --------
For the year ended
 December 31, 1999
Cost of revenues........        $ 2,979            $ --        $  139    $ 3,118
Research and
 development............         11,440             173         1,744     13,357
Sales and marketing.....          3,002              --           821      3,823
General and
 administrative.........          2,827              --         1,400      4,227
                                -------            ----        ------    -------
  Total.................        $20,248            $173        $4,104    $24,525
                                =======            ====        ======    =======
For the year ended
 December 31, 1998
Cost of revenues........        $    --            $ --        $   --    $    --
Research and
 development............          7,869              15            29      7,913
Sales and marketing.....          1,461              --             5      1,466
General and
 administrative.........          1,060              --            35      1,095
                                -------            ----        ------    -------
  Total.................        $10,390            $ 15        $   69    $10,474
                                =======            ====        ======    =======

   Interest Income: Interest income was $1.3 million in 1999, compared to $582,000 million in 1998, an increase of 119%. These increases were due to higher cash and cash equivalent balances resulting from successful preferred stock financings in 1999 and 1998.

   Interest Expense: Interest expense increased to $242,000 in 1999 from $116,000 in 1998 due to higher average outstanding balances under our working capital line of credit during 1999.

   We commenced product shipments and recorded our first related revenue in the third quarter of 1999. Product revenues increased from the third quarter of 1999 through the fourth quarter of 2000, primarily due to increasing unit sales and deliveries to additional customers.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of approximately $55.8 million of convertible preferred stock, net of offering costs, and through our initial public offering on May 24, 2000. Net proceeds to us as a result of the initial public offering, plus the proceeds from a concurrent private placement of 600,000 shares, were approximately $91.5 million. We also generated $2.6 million from the exercise of stock options, net of repurchases, and $801,000 from sales of our stock through our Employee Stock Purchase Plan.

   Net cash used for operations increased to $22.2 million for the year ended December 31, 2000, from $12.2 million for the year ended December 31, 1999, and from $7.8 million for the year ended December 31, 1998. The increase in 2000 over 1999 was primarily due to our 2000 net loss of $46.0 million and an increase in net working capital requirements associated with expanding our operations, partially offset by depreciation and amortization of $30.2 million. The increase in 1999 over 1998 was due primarily to our net loss of $19.7 million in 1999 and increased working capital, partially offset by a working capital line of credit of $2.0 million and depreciation and amortization of $6.4 million.

   Cash used in investing activities decreased to $3.9 million for the year ended December 31, 2000, from $23.0 million for the year ended December 31, 1999. The decrease was primarily due to net maturities of short-term investments, which were subsequently invested in cash and cash equivalents, partially offset by purchases of property and equipment and the purchase of intangibles and other long-term assets. The increase to $23.0 million in 1999 from $3.8 million for the year ended December 31, 1998, was due to net purchases of short-term investments and purchases of property and equipment.

   Cash generated from financing activities increased to $94.2 million for the year ended December 31, 2000 from $35.6 million for the years ending December 31, 1999, and from $4.8 million for the year ended December 31, 1998. The increase in 2000 over 1999 was primarily the receipt of net proceeds of $94.8 million from the sale of common stock in our initial public offering in May 2000 and from the exercise of stock options and sales of stock through our Employee Stock Purchase Plan. The increase in 1999 over 1998 was due primarily to the receipt of $35.6 million from the sale of preferred stock in 1999.

   We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and to fund other general corporate activities. We currently anticipate that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will have no impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 as of January 1, 2001.

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as subsequently amended, was effective for our fiscal year 2000. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB Implementation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the company's financial position or results of operations.

Risk Factors

   You should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

   We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $46.0 million, $19.7 million, and $9.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

A GENERAL ECONOMIC SLOWDOWN, AND A SLOWDOWN IN SPENDING IN THE
TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, MAY NEGATIVELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

   There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new infrastructure. Any of these trends, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and cause the market price of our common stock to decline.

SEVERAL COMPANIES IN THE DSL MARKET HAVE EXPERIENCED SIGNIFICANT BUSINESS DIFFICULTIES DURING THE PAST YEAR, AND IF THERE IS CONTINUED SOFTNESS IN DEMAND FOR DSL EQUIPMENT, OUR BUSINESS AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

   Since mid-2000, a number of competitive local exchange carriers (CLECs) that are in the business of installing and providing DSL service have had difficulty in obtaining sufficient capital to build their infrastructure and to introduce their services. In January 2000, Northpoint Communications voluntarily filed for a Chapter 11 bankruptcy. In addition, both Covad Communications and Rhythm NetConnections have announced plans to significantly scale back their operations for this year. These companies have reduced their spending on DSL equipment, which has resulted in lower-than-expected sales volume for DSL equipment manufacturers such as Copper Mountain Networks and Nortel Networks, two of our major customers. A continued or further slowdown in sales of DSL equipment will likely result in a decline or delay in sales orders for our products, which are components of DSL equipment. Any such decline or delay will negatively affect our business and operating results.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

   Sales to customers located in Japan accounted for 30.6% of 2000 net revenues. Any slowdown in the demand for our customers' equipment may cause our revenues to decline. Given the risk that Japan may be entering into a recession, sales to our Japan customers may decline. Moreover, major fluctuations in currency exchange rates could materially affect our Japan customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS, AND OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR BUSINESS.

   We have rapidly and significantly expanded our operations, including increasing the number of our employees from 71 in June 1999 to 273 as of December 31, 2000. This expansion is placing a significant strain on our managerial, operational and financial resources.

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

   Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since June of 1999, we added 202 new employees to our total work force, representing an increase of approximately 285%. We expect to add additional personnel in the near future, including additional engineers, direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in those positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who are in short supply. Our business will be harmed if we encounter delays in hiring these additional engineers. Furthermore, competitors and others have in the past, and may in the future, attempt to recruit our employees.

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

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

   We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers from Mitsubishi Electric. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on United Microelectronics Corporation to manufacture our analog silicon wafers. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole source suppliers may:

  . enter into exclusive arrangements with our competitors;

  . stop selling their products or components to us at commercially reasonable prices;

  . refuse to sell their products or components to us at any price; or

  . may be subject to production disruptions such as earthquakes.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

   California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

   Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase which would harm our results of operations.

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

   Sales of our products depend on the increased use and widespread adoption of broadband access services, and DSL services in particular, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

  . inconsistent quality and reliability of service;

  . lack of availability of cost-effective, high-speed service;

  . lack of interoperability among multiple vendors' network equipment;

  . congestion in service providers' networks; and

  . inadequate security.

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE.

   The market for chip sets for DSL products is characterized by:

  . intense competition;

  . rapid technological change;

  . frequent new product introductions by our competitors;

  . changes in customer demands; and

  . evolving industry standards.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

   The market for software and communications semiconductor solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include, or will include, Alcatel Microelectronics, Analog Devices, Conexant Systems, GlobeSpan, Lucent Microelectronics, and Texas Instruments. In addition, a number of other semiconductor companies, including IBM and Intel, have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

BECAUSE OUR PRODUCTS ARE COMPONENTS OF OTHER EQUIPMENT, IF BROADBAND EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS IN THEIR EQUIPMENT, WE MAY NOT BE ABLE TO GENERATE SALES OF OUR PRODUCTS IN VOLUME QUANTITIES.

   Our products are not sold directly to the end-user, rather they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on this equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

   We sell our DSL products primarily to network equipment manufacturers. Our top customers in 2000 were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounting for 23.9%, 20.0%, 12.2%, 10.2% and 9.7%, of our revenues, respectively. Our top two customers in 1999 were Sumitomo Electric Industries and NEC, who accounted for 34.4% and 21.1% of our 1999 revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

   A substantial portion of our revenues have been derived from customers located outside of the United States. In 2000 and 1999, 38.7% and 77.9% of net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

  . staffing and managing foreign operations;

  . changes in regulatory requirements;

  . licenses, tariffs and other trade barriers;

  . political and economic instability;

  . obtaining governmental approvals for products; and

  . complying with a wide variety of complex foreign laws and treaties.

OUR FUTURE SUCCESS WILL DEPEND IN PART ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS AND THE TECHNOLOGIES USED IN OUR PRINCIPAL PRODUCTS, AND IF WE DO NOT ENFORCE AND PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL BE HARMED.

   We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and other contractual provisions to protect our proprietary rights. However, these measures afford only limited protection. Our failure to adequately protect our proprietary rights may adversely affect us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary.

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

   Our officers and directors and their affiliates own or control approximately 30.4% of our common stock. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES.

   There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to scope of these indemnity rights. If any claims from third-parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD COMPLIANT CHIP SETS.

   We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specifications T1.413 and ITU-T recommended G.991.1/2. These industry standards are based on the DMT line code. We have introduced products that we believe are compliant with these industry standards, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non-discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction.

   In addition, in October 2000, we received correspondence from Alcatel requesting to discuss the potential for a non-exclusive license from Alcatel permitting us to utilize technology covered by Alcatel patents. We expect to review this request with Alcatel in the first half of year 2001 and may be required to obtain licenses from Alcatel. It is the opinion of management that the ultimate resolution of this contingency will not have a material adverse effect on the financial condition of the Company.

   The Company could be subject to claims similar to the Amati Corporation and Alcatel claims in the future.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

   We expect the net proceeds from our recent public offering will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

   The market price of our common stock has been extremely volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

  . variations in our quarterly operating results;

  . changes in financial estimates of our revenues and operating results by securities analysts;

  . changes in market valuations of integrated circuit companies;

  . announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  . loss or decrease in sales to a major customer or failure to complete significant transactions;

  . loss or reduction in manufacturing capacity from one or more of our key suppliers;

  . additions or departures of key personnel;

  . future sales of our common stock;

  . stock market price and volume fluctuations attributable to inconsistent or low trading volume levels of our stock;

  . commencement of or involvement in litigation; and

  . announcements by us or our competitors of key design wins and product introductions.

WE MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

   Our business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

  . difficulties in integration of the operations, technologies, and products of the acquired companies;

  . the risk of diverting management's attention from normal daily operations of the business;

  . potential difficulties in completing projects associated with purchased in-process research and development;

  . risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

  . the potential loss of key employees of the acquired company.

   Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

   We must also maintain our ability to manage such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions could harm our business and operating results.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred stock. A hypothetical 100 basis point increase in interest rates would result in an approximate $60,000 decrease in the fair value of our available-for-sale securities as of December 31, 2000. See Note 2 of notes to the consolidated financial statements.

ITEM 8. Financial Statements and Supplementary Data

                         CENTILLIUM COMMUNICATIONS, INC

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Financial Statements:

  Report of Ernst & Young LLP, Independent Auditors.........................  37

  Consolidated Statements of Operations.....................................  38

  Consolidated Balance Sheets...............................................  39

  Consolidated Statements of Stockholders' Equity...........................  40

  Consolidated Statements of Cash Flows.....................................  42

  Notes to Consolidated Financial Statements................................  43

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts............................  58

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Centillium Communications, Inc.

   We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
January 22, 2001

                        CENTILLIUM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years ended December 31,
                                       ----------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  ------------
                                       (In thousands except per share data)
Net product revenues.................. $     56,324  $      2,509  $       --
Technology development revenues.......          150         1,235          752
                                       ------------  ------------  -----------
    Total net revenues................       56,474         3,744          752
Cost of revenues......................       32,251         3,118          --
                                       ------------  ------------  -----------
Gross profit..........................       24,223           626          752
Operating expenses:
  Research and development............       41,879        13,357        7,913
  Sales and marketing.................       15,497         3,823        1,466
  General and administrative..........       15,846         4,227        1,095
  Amortization of goodwill and other
   acquisition-related intangibles....          827           --           --
                                       ------------  ------------  -----------
    Total operating expenses..........       74,049        21,407       10,474
                                       ------------  ------------  -----------
Operating loss........................      (49,826)      (20,781)      (9,722)
Interest income.......................        4,170         1,274          582
Interest expense......................         (334)         (242)        (116)
                                       ------------  ------------  -----------
Loss before provision for income
 taxes................................      (45,990)      (19,749)      (9,256)
Provision for income taxes............            8           --           --
                                       ------------  ------------  -----------
Net Loss.............................. $    (45,998) $    (19,749) $    (9,256)
                                       ============  ============  ===========
Basic and diluted net loss per share
 ..................................... $      (2.00) $      (2.23) $     (1.15)
                                       ============  ============  ===========
Shares used to compute basic and
 diluted net loss per share...........       22,950         8,842        8,056
                                       ============  ============  ===========


                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (In thousands,
                                                             except share and
                                                              per share data)
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $ 71,240  $  3,202
  Short-term investments...................................    16,444    25,111
  Accounts receivable--net of allowance for doubtful
   accounts of $932 at December 31, 2000, and $150 at
   December 31, 1999.......................................    16,883       915
  Inventories..............................................     9,183     1,211
  Other current assets.....................................     1,552       515
                                                             --------  --------
   Total current assets....................................   115,302    30,954
Property and equipment, net................................     8,355     4,531
Goodwill and other intangible assets, net..................     3,200       --
Other assets...............................................     1,086       102
                                                             --------  --------
     Total assets..........................................  $127,943  $ 35,587
                                                             ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Working capital line of credit...........................  $    --   $  2,044
  Accounts payable.........................................    13,133       810
  Accrued payroll & related expenses.......................     2,578       900
  Accrued liabilities......................................     4,277       325
  Accrued taxes............................................         8       --
  Deferred revenue.........................................       200       122
  Capital lease obligation--current portion................       --        160
  Current portion of long-term debt--current portion.......       367       550
                                                             --------  --------
   Total current liabilities...............................    20,563     4,911
Long-term debt.............................................       221       549
Other liabilities..........................................       289        72
Commitments and contingencies

Stockholders' equity:
Preferred stock; $0.001 par value:
  Authorized shares: 10,000,000 at December 31, 2000, none
   at December 31, 1999; Issued and outstanding shares:
   none at December 31, 2000 and 1999......................       --        --
Convertible preferred stock; $0.001 par value:
  Authorized shares: none at December 31, 2000, 15,630,000
   at December 31, 1999; Issued and outstanding shares none
   at December 31, 2000, 15,450,236 at December 31, 1999,
   (aggregate liquidation preference of none at December
   31, 2000, $58,332 at December 31, 1999).................       --         15
Common stock; $0.001 par value:
  Authorized shares: 100,000,000 at December 31, 2000,
   32,000,000 at December 31, 1999; Issued and outstanding
   shares: 33,030,114 at December 31, 2000, 10,318,841 at
   December 31, 1999.......................................        33        10
Additional paid in capital.................................   208,520    80,270
Stockholder note receivable................................      (430)     (430)
Accumulated other comprehensive income.....................         8       (25)
Deferred compensation......................................   (21,521)  (16,043)
Accumulated deficit........................................   (79,740)  (33,742)
                                                             --------  --------
     Total stockholders' equity............................   106,870    30,055
                                                             --------  --------
     Total liabilities and stockholders' equity............  $127,943  $ 35,587
                                                             ========  ========

                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Convertible
                                 Preferred Stock       Common Stock    Additional
                                -------------------  -----------------  Paid-In
                                  Shares     Amount    Shares   Amount  Capital
                                -----------  ------  ---------- ------ ----------
                                       (In thousands, except share data)
BALANCE AT DECEMBER 31, 1997..    6,230,732  $   7    8,050,000 $   8   $ 19,624
 Cash proceeds from payments
  on stockholders' notes
  receivable..................          --     --           --    --         --
 Noncash issuance of common
  stock for services and
  other.......................          --     --        29,850   --          15
 Cash proceeds from issuance
  of Series B3 convertible
  preferred stock, net of
  issuance costs..............      108,750    --           --    --         434
 Issuance of warrants to
  purchase Series B3
  convertible preferred
  stock.......................          --     --           --    --          11
 Cash proceeds from exercise
  of rights to purchase Series
  B1 convertible preferred
  stock, net of issuance
  costs.......................    1,500,000      1          --    --       2,998
 Exercise of options to
  purchase common stock for
  cash........................          --     --       425,750     1         84
 Deferred compensation related
  to stock option grants......          --     --           --    --         515
 Amortization of deferred
  compensation................          --     --           --    --         --
 Net loss and comprehensive
  net loss....................          --     --           --    --         --
                                -----------  -----   ---------- -----   --------
BALANCE AT DECEMBER 31, 1998..    7,839,482      8    8,505,600     9     23,681
 Noncash issuance of common
  stock for services and
  other.......................          --     --        97,643   --         173
 Cash proceeds from issuance
  of Series C convertible
  preferred stock, net of
  issuance costs..............    7,610,754      7          --    --      35,568
 Exercise of options to
  purchase common stock for
  cash and notes..............          --     --     1,715,598     1      1,147
 Deferred compensation related
  to stock option grants......          --     --           --    --      19,701
 Amortization of deferred
  compensation................          --     --           --    --         --
 Net loss.....................          --     --           --    --         --
 Unrealized loss on available-
  for-sale investments........          --     --           --    --         --
 Total comprehensive net
  loss........................          --     --           --    --         --
                                -----------  -----   ---------- -----   --------
BALANCE AT DECEMBER 31, 1999..   15,450,236     15   10,318,841    10     80,270
 Noncash issuance of common
  stock for services..........          --     --        53,900   --       2,333
 Exercise of options to
  purchase common stock for
  cash........................          --     --     1,939,010     2      2,551
 Issuance of shares under
  Employee Stock Purchase
  Plan........................          --     --        52,196   --         801
 Deferred compensation related
  to stock option grants......          --     --           --    --      31,088
 Amortization of deferred
  compensation................          --     --           --    --         --
 Conversion of preferred stock
  to common stock.............  (15,450,236)   (15)  15,450,236    15        --
 Issuance of common stock for
  cash, net of issuance costs
  of $7,182...................          --     --     5,200,000     6     91,477
 Exercise of warrants to
  purchase common stock.......          --     --        15,931   --         --
 Net loss.....................          --     --           --    --         --
 Unrealized gain on available-
  for-sale investments........          --     --           --    --         --
                                -----------  -----   ---------- -----   --------
 Total comprehensive net
  loss........................          --     --           --    --         --
                                -----------  -----   ---------- -----   --------
BALANCE AT DECEMBER 31, 2000..          --   $ --    33,030,114 $  33   $208,520
                                ===========  =====   ========== =====   ========

                        CENTILLIUM COMMUNICATIONS, INC.

                                                                  Accumulated
                                       Stockholders'                 Other         Total
                            Deferred       Notes     Accumulated Comprehensive Stockholders'
                          Compensation  Receivable     Deficit      Income        Equity
                          ------------ ------------- ----------- ------------- -------------
                                          (in thousands, except share data)
BALANCE AT DECEMBER 31,
 1997...................    $    --        $(746)     $ (4,737)      $ --        $ 14,156
Cash proceeds from
 payments on
 stockholders' notes
 receivable.............         --          746           --          --             746
Noncash issuance of
 common stock for
 services and other.....         --          --            --          --              15
Cash proceeds from
 issuance of Series B3
 convertible preferred
 stock, net of issuance
 costs..................         --          --            --          --             434
Issuance of warrants to
 purchase Series B3
 convertible preferred
 stock..................         --          --            --          --              11
Cash proceeds from
 exercise of rights to
 purchase Series B1
 convertible preferred
 stock, net of issuance
 costs..................         --          --            --          --           2,999
Exercise of options to
 purchase common stock
 for cash...............         --          --            --          --              85
Deferred compensation
 related to stock option
 grants.................        (515)        --            --          --             --
Amortization of deferred
 compensation...........          69         --            --          --              69
Net loss and
 comprehensive net
 loss...................         --          --         (9,256)        --          (9,256)
                            --------       -----      --------       -----       --------
BALANCE AT DECEMBER 31,
 1998...................        (446)        --        (13,993)        --           9,259
Noncash issuance of
 common stock for
 services and other.....         --          --            --          --             173
Cash proceeds from
 issuance of Series C
 convertible preferred
 stock, net of issuance
 costs..................         --          --            --          --          35,575
Exercise of options to
 purchase common stock
 for cash and notes.....         --         (430)          --          --             718
Deferred compensation
 related to stock option
 grants.................     (19,701)        --            --          --             --
Amortization of deferred
 compensation...........       4,104         --            --          --           4,104
Net loss................         --          --        (19,749)        --         (19,749)
Unrealized loss on
 available-for-sale
 investments............         --          --            --          (25)           (25)
                                                                                 --------
Total comprehensive net
 loss...................         --          --            --          --         (19,774)
                            --------       -----      --------       -----       --------
BALANCE AT DECEMBER 31,
 1999...................     (16,043)       (430)      (33,742)        (25)        30,055
Noncash issuance of
 common stock for
 services...............         --          --            --          --           2,333
Exercise of options to
 purchase common stock
 for cash...............         --          --            --          --           2,553
Employee Stock Purchase
 Plan...................         --          --            --          --             801
Deferred compensation
 related to stock option
 grants.................     (31,088)        --            --          --             --
Amortization of deferred
 compensation...........      25,610         --            --          --          25,610
Conversion of preferred
 stock to common stock..         --          --            --          --             --
Issuance of common stock
 for cash, net of
 issuance costs of
 $7,182.................         --          --            --          --          91,483
Exercise of warrants to
 purchase common stock..         --          --            --          --             --
Net loss................         --          --        (45,998)        --         (45,998)
Unrealized gain on
 available-for-sale
 investments............         --          --            --           33             33
                                                                                 --------
Total comprehensive net
 loss...................         --          --            --          --         (45,965)
                            --------       -----      --------       -----       --------
BALANCE AT DECEMBER 31,
 2000...................    $(21,521)      $(430)     $(79,740)      $   8       $106,870
                            ========       =====      ========       =====       ========

                              See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years ended December 31
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
OPERATING ACTIVITIES
Net loss.........................................  $(45,998) $(19,749) $(9,256)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation and leasehold amortization
  expense........................................     3,770     2,258    1,231
 Amortization of deferred compensation...........    25,610     4,104       69
 Issuance of common stock for services and
  other..........................................     2,333       173       15
 Amortization of goodwill and other acquisition
  related intangibles............................       827       --       --
 Amortization of warrants issued in conjunction
  with financings................................         6        10        6
   Changes in operating assets and liabilities:
    Accounts receivable..........................   (15,968)     (915)     --
    Inventory....................................    (7,972)   (1,211)     --
    Other current assets.........................    (1,037)     (258)      95
    Other assets.................................         6       (59)      93
    Working capital line of credit...............    (2,044)    2,044      --
    Accounts payable.............................    12,323       682     (482)
    Accrued payroll and related expenses.........     1,678       512      201
    Accrued liabilities..........................     3,960       154      109
    Deferred revenue.............................        78        47       75
    Other liabilities............................       217        53       19
                                                   --------  --------  -------
     Net cash used in operating activities.......   (22,211)  (12,155)  (7,825)
INVESTING ACTIVITIES
 Purchases of short-term investments.............   (29,045)  (27,626)  (8,837)
 Sales and maturities of short-term
  investments....................................    37,745     7,600    7,740
 Purchases of property and equipment.............    (7,594)   (3,005)  (2,721)
 Purchases of intangibles and other long-term
  assets.........................................    (5,017)      --       --
                                                   --------  --------  -------
     Net cash provided by (used in) investing
      activities.................................    (3,911)  (23,031)  (3,818)
FINANCING ACTIVITIES
 Principal payments on capital lease.............      (164)     (223)    (203)
 Proceeds from borrowings under long-term debt
  obligations....................................       --        --     1,000
 Principal payments on long-term debt
  obligations....................................      (513)     (498)    (234)
 Proceeds from issuance of common stock, net of
  repurchases....................................    94,837       718       85
 Proceeds from stockholders note receivable......       --        --       746
 Proceeds from issuance of preferred stock.......       --     35,575    3,433
                                                   --------  --------  -------
     Net cash provided by financing activities...    94,160    35,572    4,827
                                                   --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents.....................................    68,038       386   (6,816)
Cash and cash equivalents at beginning of
 period..........................................     3,202     2,816    9,632
                                                   --------  --------  -------
Cash and cash equivalents at end of period.......  $ 71,240  $  3,202  $ 2,816
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest...........................  $    327  $    244  $   111
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Issuance of warrants in conjunction with debt and
 other...........................................  $    --   $    --   $    11
Property and equipment acquired under capital
 lease...........................................  $    --   $    --   $    88
Issuance of common stock for note receivable.....  $    --   $    430  $   --
Deferred compensation related to stock option
 grants..........................................  $ 31,088  $ 19,701  $   515

                              See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies Nature of Operations:

   Centillium Communications, Inc. (Centillium or the Company) was incorporated in California on February 21, 1997 for the purpose of developing, producing, and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company has focused initially on developing products designed for the digital subscriber line (DSL) central office and customer premises market. In December 1999, the Company reincorporated in Delaware. Share amounts in the accompanying financial statements have been restated to retroactively reflect the impact of the reincorporation.

   During the period from February 1997 through June 1999, Centillium was a development stage company. Operating activities during this period were related primarily to the design and development of our initial products, building our corporate infrastructure, establishing relationships with customers and suppliers, and raising capital. The Company began significant customer shipments in the third quarter of 1999 and exited the development stage at that time. Our revenues currently are derived from the sale of our DSL and Voice-over-Packet network products which include the CopperLite CO, CopperLite CPE, Optimizer, and Entropia families of products.

   On May 24, 2000, we issued 4.0 million shares of our common stock in a registered underwritten initial public offering and 600,000 shares of our common stock in a concurrent private placement at a price of $19.00 per share. On June 5, 2000, we sold an additional 600,000 shares pursuant to the underwriters' overallotment option granted in connection with our initial public offering. Net proceeds from these offerings were $91.5 million and are being used for general working capital purposes and selected asset purchases.

   Centillium has incurred significant losses since inception and, as of December 31, 2000, had an accumulated deficit of $79.7 million including a net loss for the year ended December 31, 2000 of $46.0 million.

   Principles of Consolidation: The consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition: Revenues related to product sales are generally recognized when the products are shipped to the customer, title has transferred and no significant obligations remain. In circumstances where the customer has delayed its acceptance of our product, we defer recognition of the revenue until acceptance. Under certain circumstances the Company allows its customers to return product. A provision is made for estimated product returns. Our products are warranted to be free from defect for a period of one year. A provision is made for warranty costs as shipments are made. To date, such costs have not been material.

   The Company has also performed research and product development work under best efforts technology development agreements. Revenues under technology development agreements are recognized when applicable contractual milestones have been met, including deliverables, and in any case, does not exceed the amount that would be recognized using the percentage-of-completion method. The costs associated with these development agreements are expensed as incurred and were included in research and development expenses in the accompanying statements of operations.

   Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its short-term investments in several high-credit-quality financial institutions.

                        CENTILLIUM COMMUNICATIONS, INC.

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

   The Company maintains reserves for potential credit losses. Management judgement is used to estimate the required reserves. Actual results could differ from those estimates.

   Customer Concentrations: The following customers accounted for 10% or more of total accounts receivable:

                                                                   December
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Sumitomo Electric Industries.................................     30%     35%
   Lucent Technologies..........................................     19%      *
   NEC..........................................................     10%     22%
   Copper Mountain Networks.....................................      *      18%
   Avnet, Inc...................................................      *      10%

*  Represents less than 10% of total accounts receivable.

   Cash Equivalents and Short-term Investments: The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

   Investments with an original maturity at the time of purchase of over three months and less than one year are classified as short-term investments. Under the Financial Accounting Standards Board's Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," management classifies investments as available-for-sale at the time of purchase and periodically reevaluates such designation. At December 31, 2000 and 1999, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

   Inventories: Inventories are stated at the lower of cost (first in, first out) or market. The components of inventories are as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Work-in-process.............................................. $5,393  $  486
   Finished goods...............................................  3,790     725
                                                                 ------  ------
                                                                 $9,183  $1,211
                                                                 ======  ======

   Property and Equipment: Property and equipment are carried at cost less accumulated depreciation. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the

                        CENTILLIUM COMMUNICATIONS, INC.

assets' estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Property and equipment are as follows (in thousands):

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Equipment and software..................................... $13,900  $ 7,567
   Furniture and fixtures.....................................     657      352
   Leasehold improvements.....................................     349      184
   Construction in progress...................................     791      --
                                                               -------  -------
                                                                15,697    8,103
   Accumulated depreciation and amortization..................  (7,342)  (3,572)
                                                               -------  -------
   Property and equipment, net................................ $ 8,355  $ 4,531
                                                               =======  =======

   Software Development Costs: In accordance with Financial Accounting
Standards Board Statement No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," costs incurred in the research and development of the software embedded in our products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model which includes the semiconductor device and embedded software;
accordingly, development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

   Advertising Costs: The Company expenses advertising costs as incurred.
Advertising expense was not material for the years ended December 31, 2000, 1999 and 1998.

   Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business acquisitions. Identifiable intangible assets consist of assembled workforce. In the event that facts and circumstances indicate that the carrying value of goodwill and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three years.

                                                                2000     1999
                                                               -------  -------
                                                               (In thousands)
   Goodwill................................................... $ 1,657  $   --
   Other purchased intangibles................................   2,370      --
                                                               -------  -------
                                                                 4,027      --
   Less accumulated amortization..............................    (827)     --
                                                               -------  -------
   Goodwill and other intangible assets, net.................. $ 3,200  $   --
                                                               =======  =======

   Net Loss Per Share: Basic and diluted net loss per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), for all periods presented. Basic and diluted net loss per share have been computed using the weighted average number of

                        CENTILLIUM COMMUNICATIONS, INC.

shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                  Years ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Net loss ..................................... $(45,998) $(19,749) $(9,256)
                                                  ========  ========  =======
   Basic and diluted:
     Weighted average shares of common stock
      outstanding................................   24,405     9,363    8,205
     Less weighted average shares subject to
      repurchase(/1/)............................    1,455       521      149
                                                  --------  --------  -------
     Weighted average shares used in computing
      basic and diluted net loss per share ......   22,950     8,842    8,056
                                                  ========  ========  =======
   Basic and diluted net loss per share ......... $ (2.00)  $ (2.23)  $(1.15)
                                                  ========  ========  =======

(/1/The)weighted average period over which repurchase options lapse is approximately 2.2 years, 2.5 years and 2.9 years for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 7,809,376, 3,417,007 and 3,385,007 shares of common stock have been excluded for the years ended December 31, 2000, 1999 and 1998.

   Stock-based Compensation: As described in Note 7, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board opinion No. 25, "Accounting For Stock Issued to Employees" (APB opinion No. 25 ), and to adopt the disclosure-only provisions as required under statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" (FAS 123).

   The Company accounts for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Direct grants of shares of common stock are made to certain advisors and consultants to the Company for past services with no vesting or future performance obligations. The fair value of such grants is immediately charged to expense in accordance with EITF 96-18.

   New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement FAS 133 as of January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of FAS 133 will have no impact on its financial position or results of operations.

   In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition and Financial Statements. SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Companies that have not applied the accounting principles contained in SAB 101 are required to implement SAB 101 and report a change in their accounting principle. SAB 101, as subsequently amended, was effective for the Company in fiscal 2000. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

                        CENTILLIUM COMMUNICATIONS, INC.

   In March 2000, the Financial Accounting Standards Board issued FASB Implementation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modification to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the company's financial position or results of operations.

   Reclassifications: Certain prior year balances have been reclassified to conform to current year presentation.

                        CENTILLIUM COMMUNICATIONS, INC.

NOTE 2. Cash Equivalents and Short-term Investments

   The estimated fair market values of cash equivalents and short-term investments are based on quoted market prices. Cash equivalents and short-term investments as of December 31, 2000 and 1999 were as follows (in thousands):

                                                 Gross      Gross     Estimated
                                     Amortized Unrealized Unrealized Fair Market
December 31, 2000                      Cost       Gain       Loss       Value
-----------------                    --------- ---------- ---------- -----------
Cash equivalents:
  Money market funds................  $65,125    $   0       $  0      $65,125
  Corporate debt securities.........      997        0         (1)         996
                                      -------    -----       ----      -------
                                       66,122        0         (1)      66,121
                                      -------    -----       ----      -------
Short-term investments:
  Commercial paper..................      990        0          0          990
  Corporate debt securities.........    1,974        6          0        1,980
  Obligations of U.S. government and
   affiliated agencies..............   11,000        3          0       11,003
  Auction rate preferred stock and
   other............................    2,000        0          0        2,000
  Certificates of deposit...........      471        0          0          471
                                      -------    -----       ----      -------
                                       16,435        9          0       16,444
                                      -------    -----       ----      -------
    Total cash equivalents and
     short-term investments.........  $82,557    $   9       $ (1)     $82,565
                                      =======    =====       ====      =======

December 31, 1999
-----------------
Cash equivalents:
  Money market funds................  $   970    $ --        $ --      $   970
Short-term investments:
  Commercial paper..................    7,945      --          (4)       7,941
  Corporate debt securities.........   10,997      --         (11)      10,986
  Obligations of U.S. government and
   affiliated agencies..............    5,994      --         (10)       5,984
  Auction rate preferred stock and
   other............................      200      --         --           200
                                      -------    -----       ----      -------
                                       25,136      --         (25)      25,111
                                      -------    -----       ----      -------
    Total cash equivalents and
     short-term investments.........  $26,106    $ --        $(25)     $26,081
                                      =======    =====       ====      =======

NOTE 3. Working Capital Line of Credit

   The Company maintained a revolving credit agreement ("Credit Agreement") with one of its vendors, Mitsubishi International. The Credit Agreement was used to provide 90 day extended credit terms to finance wafer inventory purchases. Borrowings of up to $5,000,000 under the Credit Agreement were permitted. Under the terms of the Credit Agreement, Mitsubishi International maintained a security interest in all inventory, cash and investments, and accounts and notes receivable of the Company. The Credit Agreement was cancelled on June 30, 2000 and the Company was released from all related security liens under the Credit Agreement. As of December 31, 2000 and 1999, zero and $2,044,000, respectively, were the balances outstanding under the agreement.

NOTE 4. Deferred Revenue

   In circumstances where the Company has not shipped the final version of a product, or when a customer has delayed its acceptance of a product, we defer recognition of the associated revenue at the time of shipment.

                        CENTILLIUM COMMUNICATIONS, INC.

In addition, we defer technology development revenues when customers make advance payments and specified milestones under the technology development contract have not been met. This deferred revenue is recognized when the final version of the product is delivered, upon acceptance by the customer, or when the specified milestones have been met. As of December 31, 2000 and 1999, we had $200,000 and $122,000 of deferred revenue which was comprised primarily of unearned technology development fees and prepayments from certain Customers.

NOTE 5. Long-Term Debt Obligations

   In April 1998, the Company entered into an agreement with a bank and a financial institution which allows the Company to make multiple draws up to $1,000,000 for the purchase of equipment. The facility bears interest at 7.30% at December 31, 2000 and 1999.

   Draws under the facility are payable via principal and interest payments made ratably over a forty-two month period from the initial draw date. The Company had approximately $433,000 and $706,000 outstanding against the equipment facility as of December 31, 2000 and 1999, respectively, and no remaining amount was available as the aggregate draw under the facility had reached $1,000,000 during the year ended 1999. At the end of the equipment facility's term, the Company is obligated to make an additional payment of total facility draws multiplied by 15% ($150,000 as of December 31, 2000 and 1999). The Company is recording the additional payment as interest expense over the life of the related long-term obligation. The Company has accrued approximately $89,000 and $46,000 relating to this additional payment as of December 31, 2000 and 1999, respectively.

   In conjunction with the equipment facility described above, the Company issued a warrant to the bank and to the financial institution to purchase 1,800 and 9,450 shares, respectively, of the Company's Series B3 convertible preferred stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and will expire at the later of 10 years after the date of grant or five years after the closing of the Company's initial public offering. The fair value is not material for reporting purposes. On June 2, 2000, 1,800 of these warrants were exercised.

   In September 1997, the Company negotiated a $1,000,000 term loan with a bank to finance equipment purchases. The term loan bears interest at the bank's prime rate plus 0.25% per annum (9.75% and 8.75% at December 31, 2000 and 1999, respectively). The note was payable via monthly interest payments until April 1998 at which time the Company began making thirty-six equal monthly payments of principal and interest. As of December 31, 2000 and 1999, the Company had approximately $70,000 and $347,000 outstanding against the term loan, respectively.

   In conjunction with the term loan described above, the Company issued a warrant for the purchase of 5,000 shares of the Company's Series B3 convertible preferred stock at an exercise price of $4.00 per share. The warrant was immediately exercisable and was exercised in full on June 2, 2000. The fair value is not material for reporting purposes.

   Outstanding borrowings under the long-term debt obligations are secured by all of the Company's assets. The long-term debt obligations contain affirmative and negative covenants and will, among other things, limit the Company's ability to incur additional debt, pay cash dividends, or purchase or sell certain assets. The obligations also require the Company to restrict certain acquisitions, mergers, consolidations, or similar transactions.

                        CENTILLIUM COMMUNICATIONS, INC.

   Maturities under the Company's long-term debt obligations at December 31, 2000 are as follows (in thousands):

   2001.................................................................... $367
   2002.................................................................... $221

NOTE 6. Commitments and Contingencies

   The Company leases its primary facilities under operating leases expiring through November 2005. Additionally, the Company leases certain software under operating leases expiring through December 2002. Rental expense was approximately $956,000, $642,000 and $341,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   The Company leased certain equipment under a non-cancelable capital lease agreement. Equipment under the agreement that was included in property and equipment was approximately $636,000 at December 31, 2000 and 1999, respectively. The related accumulated amortization was approximately $636,000 and $440,000 at December 31, 2000 and 1999. Amortization expense related to assets under capital lease is included with depreciation expense. In addition, the related equipment secures the capital lease, and the Company is required to maintain liability and property damage insurance. The lease was terminated in December, 2000 and no future payments are due under capital leases at December 31, 2000.

   In July 1997, the Company issued a warrant in conjunction with the capital lease agreement mentioned above. The warrant is immediately exercisable and allows the holder to purchase 10,500 shares of the Company's Series B3 convertible preferred stock at an exercise price of $4.00 per share. The warrant was exercised on July 11, 2000. The fair value assigned to the warrant was not material for financial reporting purposes.

   Future minimum lease payments under the Company's operating leases at December 31, 2000 are as follows (in thousands):

   2001................................................................ $ 5,669
   2002................................................................   5,985
   2003................................................................   1,687
   2004................................................................   1,029
   2005................................................................     652
   Thereafter..........................................................      68
                                                                        -------
     Total minimum payments............................................ $15,090
                                                                        =======

   The Company does not own or operate a fabrication facility and substantially all of its wafer requirements are currently supplied by foundries located in Asia. The Company's purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of December 31, 2000, the Company's non-cancelable purchase obligation is $24 million.

   The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Should the company not be able to secure the terms it expects, these estimates may change and will be recognized in the

                        CENTILLIUM COMMUNICATIONS, INC.

period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7. Stockholders' Equity

   Convertible Preferred Stock: Prior to the initial public offering in May 2000, the Company had authorized 15,630,000 shares of convertible preferred stock. All issued and outstanding shares of convertible preferred stock were converted into 15,450,236 shares of common stock upon closing of the initial public offering.

   Common Stock Reserved: Common stock reserved is as follows:

                                                                December 31,
                                                            --------------------
                                                              2000       1999
                                                            --------- ----------
   Common stock options.................................... 7,799,926  3,390,257
   Series B3 convertible preferred stock warrants..........     9,450     26,750
   Convertible preferred stock.............................       --  15,450,236
                                                            --------- ----------
                                                            7,809,376 18,867,243
                                                            ========= ==========

   In March 1997, the Board of Directors approved a stock option plan that authorized the grant of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options granted prior to our initial public offering are immediately exercisable and generally vest over a period of four years from the date of grant. Options granted after our initial public offering are exercisable when vested and generally vest over a four-year period. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant.

   Deferred Compensation: During the years ended December 31, 2000, 1999 and 1998, the Company recorded deferred compensation of approximately $31,088,000, $19,701,000 and $515,000, respectively. This deferred compensation represents the difference between the grant price and the deemed fair value for financial statement reporting purposes of the Company's common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with FAS 123 and FAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year 1, 25% in year 2, 12% in year 3 and 4% in year 4.

   Deferred compensation expense was allocated among the associated expense categories as follows (in thousands):

                                                         Years ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Cost of revenues.................................... $ 1,459 $   139 $     0
   Research and development............................  10,722   1,744      29
   Sales and marketing.................................   5,075     821       5
   General and administrative..........................   8,354   1,400      35
                                                        ------- ------- -------
                                                        $25,610 $ 4,104 $    69
                                                        ======= ======= =======

                        CENTILLIUM COMMUNICATIONS, INC.

   The following is a summary of additional information with respect to the stock option plan:

                                                    Options Outstanding
                                               --------------------------------
                                                                       Weighted
                                                Options                Average
                                               Available   Number of   Exercise
Range of Exercise Prices                       for Grant     Shares     Price
------------------------                       ----------  ----------  --------
Balance at December 31, 1997..................    196,500   1,758,500   $ 0.25
  Options authorized..........................  3,430,257         --    $  --
  Options granted............................. (2,166,757)  2,166,757   $ 0.40
  Options exercised...........................        --     (425,750)  $ 0.19
  Options canceled............................    141,250    (141,250)  $ 0.35
                                               ----------  ----------   ------
Balance at December 31, 1998..................  1,601,250   3,358,257   $ 0.35
  Options authorized..........................  1,500,000         --    $  --
  Options granted............................. (2,106,600)  2,106,600   $ 1.80
  Options exercised...........................        --   (1,719,348)  $ 0.67
  Options available due to repurchase of
   unvested shares............................      3,750         --    $ 0.40
  Options canceled............................    355,252    (355,252)  $ 0.30
                                               ----------  ----------   ------
Balance at December 31, 1999..................  1,353,652   3,390,257   $ 1.09
  Options authorized..........................  5,569,743         --    $  --
  Options granted............................. (6,988,263)  6,988,263   $22.45
  Options exercised...........................        --   (2,044,234)  $ 1.40
  Options available due to repurchase of
   unvested shares............................    105,224         --    $  --
  Options canceled............................    534,360    (534,360)  $14.71
                                               ----------  ----------   ------
Balance at December 30, 2000..................    574,716   7,799,926   $19.22
                                               ==========  ==========   ======

   In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2000:

                               Options Outstanding           Options Exercisable (1)
                          ------------------------------  ------------------------------
                                              Weighted                        Weighted
                                    Weighted   Average              Weighted   Average
                                    Average   Remaining             Average   Remaining
                          Number of Exercise Contractual  Number of Exercise Contractual
Range of Exercise Prices   Shares    Price   Life (Years)  Shares    Price   Life (Years)
------------------------  --------- -------- -----------  --------- -------- -----------
$ 0.05--$  1.00.........    452,154  $ 0.50      7.6       103,528   $0.48       7.6
$ 1.01--$  3.00.........    795,709  $ 2.34      8.8       145,840   $2.35       8.8
$ 3.01--$ 10.00.........  2,136,050  $ 7.51      9.3        10,000   $5.00       9.3
$10.01--$ 30.00.........  3,405,763  $20.14      9.6           --      --        --
$30.01--$ 60.00.........    512,000  $50.43      9.5           --      --        --
$60.01--$100.00.........    498,250  $74.94      9.5           --      --        --
                          ---------  ------      ---       -------   -----       ---
$ 0.05--$100.00.........  7,799,926  $19.22      9.3       259,368   $1.71       8.3
                          =========  ======      ===       =======   =====       ===

--------
(1)excludes exerciseable shares subject to repurchase.

   To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's fiscal years beginning January 1, 2001, equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees,

                        CENTILLIUM COMMUNICATIONS, INC.

subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six month offering period. Under the plan, the Company sold 52,196 shares of common stock in November of 2000.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   The option valuation models used to fair value options under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Pro forma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in 1999 and 1998 were estimated using the minimum-value method with the following weighted average assumptions:

   The fair value of the options granted in 1999 and 1998 were estimated using the minimum value method, while the fair value of the options granted in 2000 were estimated using the Black-Scholes method.

                                                          Employee Stock
                                  Stock Option Plan       Purchase Plan
                            ----------------------------- --------------
                              2000      1999      1998         2000
                            --------- --------- --------- --------------
   Expected life from vest
    date................... 3.0 years 4.0 years 5.0 years   6.0 months
   Volatility..............      128%        --        --         128%
   Risk-free interest
    rate...................     6.28%     5.50%     5.14%        6.28%
   Dividend rate...........        --        --        --           --

   For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation expense for the Company's stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of FAS 123, the Company's net loss would have been increased to the following approximate FAS 123 pro forma amounts:

                                                   Years ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   FAS 123 Pro forma net loss applicable to
    common stockholders..........................  $(70,467) $(20,075) $(9,415)
   FAS 123 Pro forma basic and diluted net loss
    per share applicable to common shareholders..  $  (3.07) $  (2.27) $ (1.17)

   The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $16.72, $0.36 and $0.24 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2000 was $12.54 per share.

                        CENTILLIUM COMMUNICATIONS, INC.

   The pro forma impact of options on the net losses for the years ended December 31, 2000, 1999 and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants. The full effect of FAS 123 will not be fully reflected until fiscal 2001.

   Stockholders' Notes Receivable: In November 1999, the Company issued 215,000 shares of common stock in connection with the exercise of an employee stock option at an exercise price of $2.00 per share in return for a full recourse note receivable for $430,000. The note bears interest at 6.00% per annum and is due in October 2004 or earlier upon termination of the employee.

NOTE 8. Income Taxes

   The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is explained as follows:

                                                     2000     1999     1998
                                                   --------  -------  -------
Tax (benefit) at federal statutory rate........... $(15,641) $(6,715) $(3,147)
Loss for which no tax benefit is currently
 recognizable.....................................   10,340    6,715    3,147
Unbenefited foreign losses........................    5,301      --       --
Foreign tax provision.............................        8      --       --
                                                   --------  -------  -------
Total tax provision............................... $      8  $     0  $     0
                                                   ========  =======  =======

   As of December 31, 2000, the Company has $36 million of net operating loss carry forwards for federal and state purposes. The Company also has federal and state research and development tax credit carryforwards of approximately $1.2 million and $900,000, respectively. The net operating losses and Federal credit carryforwards will expire at various dates beginning in the years 2005 through 2020, if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carry forwards before full utilization.

   Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                                   Years ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Deferred tax liabilities:
  Other........................................... $    --   $   (197) $  (182)
Deferred tax assets
  Net operating losses............................   14,655     9,100    4,310
  Tax credit carryforwards........................    1,793     1,296      950
  Reserves and accruals...........................    4,482     2,173      142
                                                   --------  --------  -------
Total deferred tax assets.........................   20,930    12,569    5,402
Valuation allowance............................... $(20,930)  (12,372)  (5,220)
                                                   --------  --------  -------
Net deferred tax assets...........................      --        197      182
                                                   --------  --------  -------
Net deferred taxes................................ $    --   $    --   $   --
                                                   ========  ========  =======

                        CENTILLIUM COMMUNICATIONS, INC.

   Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses to date, the Company has provided a full valuation allowance against its deferred tax assets.

   The valuation allowance increased by approximately $8.6 million, $7.2 million and $4.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9. Business Segment Information

   Through December 31, 2000, the Company's revenues have been primarily derived from one business segment, the sale of products for the DSL market. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

   The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

   The following is a summary of net revenues by major geographic area:

                                                     Years ended December 31,
                                                     ----------------------------
                                                       2000      1999     1998
                                                     --------  --------  --------
   North America.................................... $ 34,451  $    676  $  --
   Japan............................................   17,301     2,363     637
   Asia--excluding Japan............................    4,587       555     115
   All Other........................................      135       150
                                                     --------  --------  ------
   Total                                             $ 56,474   $ 3,744  $  752
                                                     ========  ========  ======

   The following customers account for 10% or more of net revenues:

                                                     Years ended December 31,
                                                     ----------------------------
                                                       2000      1999     1998
                                                     --------  --------  --------
   Mitsubishi Electric..............................    *         *          60%
   NEC..............................................       10%       21%     10%
   Sumitomo Electric Industries.....................       20%       34%     13%
   Sungmi Telecom Electronics (Eastel)..............    *         *          15%
   Lucent Technologies..............................       24%      --      --
   Copper Mountain Networks.........................       12%      --      --

  --------
  * represents less than 10% of net revenues.

NOTE 10. 401(K) Profit Sharing Plan And Trust

   The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. There was no amount contributed by the Company to the plan for the years ended December 31, 2000, 1999 and 1998.

NOTE 11. Asset Purchase

   In June 2000, the Company acquired for cash consideration certain assets from Avio Digital Inc. and entered into employment agreements with key employees of Avio Digital Inc. The Company has assigned a portion of the purchase price to identifiable tangible and intangible assets. Intangible assets were determined based upon an independent appraiser's valuation. The excess of the purchase price over the identifiable assets has been recorded as intangible assets and goodwill in the financial statements as of December 31, 2000.

                        CENTILLIUM COMMUNICATIONS, INC.

NOTE 12. Subsequent Events

   On January 5, 2001, the Company closed a definitive agreement to purchase vEngines, Inc., a California based company with a research and development facility in India. In connection with the acquisition, Centillium issued an aggregate of 813,915 shares of its Common Stock in exchange for all outstanding shares of Engines Preferred and Common Stock and reserved 58,628 additional shares of Common Stock for issuance upon exercise of outstanding vEngines employee stock options. The merger transaction will be accounted for under the purchase method of accounting. The Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its first fiscal quarter, ending March 31, 2001. The total purchase price of approximately $12.0 million will be allocated to identifiable assets, purchased in-process research and development and goodwill. The Company has retained a valuation specialist to assist in the purchase price allocation and expects to receive a completed report in the first quarter of 2001.

NOTE 13. Quarterly Results of Operations (unaudited)

   Summarized quarterly financial information is as follows (in thousands, except per share data):

                                           Year 2000 Three Months Ended
                                        -------------------------------------
                                         Mar 31    Jun 30    Sep 30   Dec 31
                                        --------  --------  --------  -------
Net revenues........................... $  4,723  $  9,752  $ 17,658  $24,341
Cost of revenues.......................    3,483     5,963    10,057   12,748
Gross profit...........................    1,240     3,789     7,601   11,593
Operating loss.........................  (10,312)  (17,364)  (12,424)  (9,726)
Net loss............................... $(10,058) $(16,783) $(10,932) $(8,225)
Basic and diluted net loss per share... $  (1.03) $  (0.89) $  (0.35) $ (0.26)
Shares used to compute basic and
 diluted net loss per share............    9,808    18,919    31,334   31,738
                                           Year 1999 Three Months Ended
                                        -------------------------------------
                                         Mar 31    Jun 30    Sep 30   Dec 31
                                        --------  --------  --------  -------
Net revenues........................... $     50  $    655  $    851  $ 2,188
Cost of revenues.......................      --        --      1,108    2,010
Gross profit...........................       50       655      (257)     178
Operating loss.........................   (3,452)   (3,755)   (5,676)  (7,898)
Net loss............................... $ (3,427) $ (3,495) $ (5,185) $(7,642)
Basic and diluted net loss per share... $  (0.42) $  (0.40) $  (0.58) $ (0.81)
Shares used to compute basic and
 diluted net loss per share............    8,227     8,770     8,985    9,381

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election for Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than April 30 , 2001 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 12, 2001 (the "Proxy Statement").

ITEM 11. Executive Compensation

   The information required by this item is incorporated by reference from the information under the captions "Executive Compensation" and "Compensation of Directors" contained in the Proxy Statement. In addition, Exhibits 10.25 through 10.28 of this report contain recently executed Employer Severance Agreements and Change in Control Agreements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

   The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.

(a) (2) Financial Statements Schedules

   The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2000, 1999, and 1998 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

   Schedule II--Valuation and Qualifying Accounts

   Allowance For Doubtful Accounts:

                             Balances at Charged to
                              Beginning  Costs and  Deductions--  Balances at
                              of Period   Expenses   Write-Offs  End of Period
                             ----------- ---------- ------------ -------------
                                              (in thousands)
Year ended December 31,
 1998.......................    $ --       $ --        $ --          $ --
                                =====      =====       =====         =====
Year ended December 31,
 1999.......................    $ --       $ 150       $ --          $ 150
                                =====      =====       =====         =====
Year ended December 31,
 2000.......................    $ 150      $ 782       $ --          $ 932
                                =====      =====       =====         =====

   All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(a) (3) Exhibits

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
  3.1*   Certificate of Incorporation of the Registrant

  4.1*   Specimen certificate of common stock

  4.2*   Bylaws of the Registrant

 10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers

 10.2**  1997 Stock Plan

 10.3**  2000 Employee Stock Purchase Plan

 10.4*   Second Amended and Restated Investors' Rights Agreement dated as of
         April 30, 1999 between the Registrant and the stockholders named therein

 10.5*   Lease, dated August 16, 1999, between the Registrant and Renco
         Investment Company

 10.6*   Trade Financing Agreement, dated February 1, 1999, between the
         Registrant and Mitsubishi International Corporation

 10.7*   Cooperation Agreement, dated March 2, 1998, between the Registrant and
         Sungmi Telecom Electronics Co., Ltd.

 10.8* Cooperation Agreement, dated November 30, 1997, between the Registrant and Askey Computer Corporation

 10.9* Cooperation Agreement, dated October 15, 1997, between the Registrant and Sumitomo Electric Industries, Ltd.

 Exhibit
 Number                          Description of Exhibits
 -------                         -----------------------
 10.10*  Addendum to Cooperation Agreement, dated April 20, 1999, between the
         Registrant and Sumitomo Electric Industries, Ltd.

 10.11*  Cooperation Agreement, dated April 3, 1998, between the Registrant and
         NEC Corporation

 10.12* Addendum to Cooperation Agreement, dated February 23, 1999, between the Registrant and NEC Corporation

 10.13*  Co-Development Agreement, dated October 15, 1997, between the
         Registrant and Mitsubishi Electric Corporation

 10.14*  Addendum to Co-Development Agreement, dated June 21, 1999, between the
         Registrant and Mitsubishi Electric Corporation

 10.15* Cooperation Agreement, dated August 25, 1997, between the Registrant and Mitsubishi Electric Corporation

 10.16* Wafer Supply Agreement, dated April 22, 1999, between the Registrant and Mitsubishi Electronics America
 10.17*  Agreement and Mutual Release dated February 2, 2000 between the
         Registrant and A. Travis White

 10.18*  Offer letter between the Registrant and John W. Luhtala dated November
         30, 1999

 10.19*  Offer letter between the Registrant and Jon S. Sherburne dated August
         17, 1999

 10.20*  Technical Services Consulting Agreement, dated March 19, 1998, between
         Registrant and Mitsubishi Corporation

 10.21*  Foundry Agreement, dated March 7, 2000, between Registrant and United
         Microelectronics Corporation

 10.22*  Assembly and Test Services Agreement, dated February 28, 2000, between
         Registrant and ST Assembly and Test Services, Ltd.

 10.23** 2001 Nonstatutory Stock Option Plan

 10.24   Lease, dated August 28, 2000, between the Registrant and Bedford
         Property Industries, Inc.

 10.25   Change of Control Severance Agreement between the Registrant and
         Surendra Mandava dated December 14, 2000

 10.26   Change of Control Severance Agreement between the Registrant and Faraj
         Aalaei dated December 14, 2000

 10.27   Change of Control Severance Agreement between the Registrant and
         Shahin Hedayat dated December 14, 2000

 10.28   Change of Control Severance Agreement between the Registrant and
         Kamran Elahian dated December 14, 2000

 21.1    Subsidiaries of the Registrant

 23.1    Consent of Ernst & Young LLP, Independent Auditors

 24.1    Power of Attorney (see signature page)

 27.1*   Financial Data Schedules

--------
 * Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
** Incorporated by reference to the Exhibits filed with the Registration
   Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

(c) Exhibits.

   The Company hereby files as part of this Form 10-K the Exhibits listed in
Item 14 (a)(3) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 16, 2001.

                                          Centillium Communications, Inc.

                                                             *
                                          By: _________________________________
                                                       Faraj Aalaei,
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Luhtala, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

                  *                    Chief Executive Officer      March 16, 2001
______________________________________  and Director (Principal
             Faraj Aalaei               Executive Officer)

         /s/ John W. Luhtala           Vice President and Chief     March 16, 2001
______________________________________  Financial Officer
           John W. Luhtala              (Principal Financial and
                                        Accounting Officer)

         /s/ Shahin Hedayat            President and Director       March 16, 2001
______________________________________
            Shahin Hedayat

          /s/ Jere Drummond            Director                     March 16, 2001
______________________________________
            Jere Drummond

         /s/ Kamran Elahian            Director                     March 16, 2001
______________________________________
            Kamran Elahian

                 Name                            Title                   Date
                 ----                            -----                   ----

                  *                    Director                     March 16, 2001
______________________________________
            Irwin Federman

         /s/ Robert C. Hawk            Director                     March 16, 2001
______________________________________
            Robert C. Hawk

                  *                    Director                     March 16, 2001
______________________________________
              Lip-Bu Tan

         /s/ John W. Luhtala                                        March 16, 2001
*By: _________________________________
           John W. Luhtala
           Attorney-in-fact