Form 10-Q
period 2001-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2001-05-15
CIK 1107194

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

                      For the quarter ended March 31, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On April 30, 2001, approximately 34,090,748 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CENTILLIUM COMMUNICATIONS, INC.

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
 PART I.  FINANCIAL INFORMATION...........................................    3
 Item 1.  Condensed Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000..............................    3
          Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2001 and 2000 (unaudited)...............    4
          Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000 (unaudited)...............    5
          Notes to Condensed Consolidated Financial Statements
          (unaudited).....................................................    6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   21

 PART II. OTHER INFORMATION...............................................   22
 Item 1.  Legal Proceedings...............................................   22
 Item 2.  Changes in Securities and Use of Proceeds.......................   22
 Item 3.  Defaults Upon Senior Securities.................................   22
 Item 4.  Submission of Matters to a Vote of Security Holders.............   22
 Item 5.  Other Information...............................................   22
 Item 6.  Exhibits and Reports on Form 8-K................................   22

 Signature.................................................................  23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CENTILLIUM COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (unaudited)
                        ASSETS
                        ------

Current assets:
  Cash and cash equivalents...........................  $ 73,881     $ 71,240
  Short-term investments..............................     9,082       16,444
  Accounts receivable--net of allowance for doubtful
   accounts of $729 at March 31, 2001 and $932 at
   December 31, 2000..................................    18,446       16,883
  Inventories.........................................    17,579        9,183
  Other current assets................................       907        1,552
                                                        --------     --------
    Total current assets..............................   119,895      115,302
Property and equipment, net...........................     8,968        8,355
Goodwill and other acquisition intangibles, net.......     8,548        3,200
Other assets..........................................     1,086        1,086
                                                        --------     --------
    Total assets......................................  $138,497     $127,943
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable....................................  $ 16,230     $ 13,133
  Accrued payroll & related expenses..................     2,779        2,578
  Accrued liabilities.................................     5,392        4,277
  Accrued taxes.......................................        39            8
  Deferred revenue....................................       172          200
  Long-term debt-current portion......................       304          367
                                                        --------     --------
    Total current liabilities.........................    24,916       20,563
Long-term debt........................................       153          221
Other liabilities.....................................       298          289
Commitments and contingencies

Stockholders' equity:
Common stock..........................................        34           33
Additional paid in capital............................   226,746      208,520
Stockholder note receivable...........................      (430)        (430)
Accumulated other comprehensive income................        20            8
Deferred compensation.................................   (20,043)     (21,521)
Accumulated deficit...................................   (93,197)     (79,740)
                                                        --------     --------
    Total stockholders' equity........................   113,130      106,870
                                                        --------     --------
    Total liabilities and stockholders' equity........  $138,497     $127,943
                                                        ========     ========

                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, In Thousands Except Per Share Data)

                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
Product revenues....................................... $   31,655  $    4,723
Technology development revenues........................        200         --
                                                        ----------  ----------
    Total net revenues.................................     31,855       4,723
Cost of revenues.......................................     16,171       3,483
                                                        ----------  ----------
Gross profit...........................................     15,684       1,240

Operating expenses:
  Research and development.............................     14,272       6,017
  Sales and marketing..................................      4,274       2,773
  General and administrative...........................      3,485       2,762
  Amortization of goodwill and other acquisition-
   related intangibles.................................        821         --
  In-process research and development..................      7,422         --
                                                        ----------  ----------
    Total operating expenses...........................     30,274      11,552
                                                        ----------  ----------
Operating loss.........................................    (14,590)    (10,312)
Interest income........................................      1,183         359
Interest expense.......................................        (21)       (105)
                                                        ----------  ----------
Loss before provision for income taxes.................    (13,428)    (10,058)
Provision for income taxes.............................         29         --
                                                        ----------  ----------
Net loss...............................................    (13,457)    (10,058)
Basic and diluted net loss per share................... $    (0.41) $    (1.03)
                                                        ==========  ==========
Weighted average common shares outstanding--basic and
 diluted...............................................     32,775       9,808
                                                        ==========  ==========


                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, In Thousands)

                                                          For the Three
                                                     Months Ended March 31,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
Operating activities
Net loss............................................ $   (13,457) $   (10,058)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Amortization of deferred compensation.............       5,521        4,741
  Depreciation and amortization expense.............       1,097          749
  Amortization of goodwill and other acquisition
   related intangibles..............................         821
  Acquired in-process research and development......       7,422          --
  Issuance of common stock for services and other...         --             5
  Amortization of warrants issued in conjunction
   with debt & other................................           1            2
  Changes in operating assets and liabilities:
    Accounts receivable.............................      (1,563)      (1,717)
    Inventories.....................................      (8,396)           4
    Other current assets............................         195         (551)
    Other assets....................................         --           (42)
    Working capital line of credit..................         --           817
    Accounts payable................................       3,096          877
    Accrued payroll and related expenses............         201          102
    Deferred revenue................................         (28)           3
    Accrued liabilities.............................         985          251
    Other liabilities...............................          40           72
                                                     -----------  -----------
Net cash used in operating activities...............      (4,065)      (4,745)

Investing activities
Purchases of short-term investments.................     (10,581)      (3,329)
Sales and maturities of short-term investments......      17,955       16,755
Purchases of property and equipment.................      (1,117)
Purchases of intangibles and other long-term
 assets.............................................         --        (1,535)
Cash acquired in acquisition........................         258          --
                                                     -----------  -----------
Net cash generated from investing activities........       6,515       11,891

Financing activities
Principal payments on capital lease obligations.....         --           (54)
Principal payments on long term debt................        (195)        (128)
Proceeds from issuance of common stock, net.........         386        1,497
Proceeds from issuance of preferred stock, net......         --           --
                                                     -----------  -----------
Net cash provided by financing activities...........         191        1,315
Net increase in cash and cash equivalents...........       2,641        8,461
Cash and cash equivalents at beginning of period....      71,240        3,202
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $    73,881  $    11,663
                                                     ===========  ===========

                            See accompanying notes.

                        CENTILLIUM COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Basis of Presentation

 Nature of Operations

   Centillium Communications, Inc. ("Centillium" or "the Company") was incorporated in California on February 21, 1997 for the purpose of developing, producing, and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company focused initially on developing products designed for the digital subscriber line (DSL) central office and customer premise market. In December 1999, the Company reincorporated in Delaware. Our revenues currently are derived from the sale of our DSL and Voice-over-Packet network products which include the CopperLite, CopperFlite, Optimizer, and Entropia families of products.

   Centillium has incurred significant losses since inception and, as of March 31, 2001, had an accumulated deficit of approximately $93.2 million (unaudited) including a net loss for the year ended December 31, 2000 of $46.0 million.

 Unaudited Interim Financial Statements

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K (File No. 000-30649), filed with the Securities and Exchange Commission on March 19, 2001.

 Principles of Consolidation

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

 Customer Concentrations

   Three customers accounted for 39%, 35% and 16% of product revenues in the three months ended March 31, 2001 and three customers accounted for 39%, 27% and 12% of product revenues in the three months ended March 31, 2000.

                        CENTILLIUM COMMUNICATIONS, INC.

 Inventories

   Inventories are stated at the lower of cost (first in, first out) or market. The components of inventories are as follows (in thousands):

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
      Work-in-process...................................   $ 8,854     $5,393
      Finished goods....................................     8,725      3,790
                                                           -------     ------
                                                           $17,579     $9,183
                                                           =======     ======

 Acquisition

   On January 5, 2001, the Company completed its acquisition of vEngines, Inc. ("vEngines"). vEngines develops high-density voice processing semiconductor products which bridge circuit switched voice and packet-based data networks. This technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. vEngines' targeted customer base includes communications equipment manufacturers that provide carrier and access voice gateways and remote access servers.

   Under the terms of the purchase agreement, 813,915 shares of the Company's common stock, with an aggregate value of approximately $17.1 million, were exchanged for all of the issued and outstanding capital stock of vEngines. In addition, all of the outstanding options to purchase shares of vEngines' capital stock were exchanged for options to purchase 58,628 shares of our common stock with an aggregate fair value of approximately $1.2 million. The Company valued the common stock and outstanding options exchanged in the transaction as follows:

         Security Exchanged                Valuation Methodology
         ------------------          ----------------------------------
Common Stock--not subject to
 repurchase                            Fair value of Company's Stock
Common stock--subject to repurchase  Black-Scholes option pricing model
Options                              Black-Scholes option pricing model

   Including direct acquisition costs of approximately $523,000, the aggregate purchase price of vEngines was approximately $18.8 million. The acquisition has been accounted for using the purchase method of accounting.

   Based on a review of a valuation performed by an independent appraiser, the Company allocated the purchase price of vEngines as follows (in thousands):

      In-process research and development.............................. $ 7,422
      Acquisition related deferred compensation........................   4,517
      Fair value of assets acquired and liabilities assumed............     730
      Assembled workforce..............................................     354
      Goodwill.........................................................   5,816
                                                                        -------
      Total............................................................ $18,839
                                                                        =======

                        CENTILLIUM COMMUNICATIONS, INC.

   The portion of the purchase price allocated to purchased in-process research and development was $7.4 million and was valued based on net cash flows over four years, discounted at a cost of capital of 25% to reflect the uncertainty of the products' future use. The entire amount of $7.4 million was expensed on acquisition because the technological feasibility of products under development had not been established and no future alternative uses existed. The specific products under development using vEngines technology have been discontinued; however, certain aspects of the technologies have been incorporated into the Company's Voice-over-Packet solutions.

   The Company recorded acquisition-related purchase consideration of $4.5 million as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $665,000 of expense was recognized in the first quarter of 2001 and has been included in amortization of deferred compensation.

   Goodwill and the assembled workforce are amortized on a straight-line basis over their expected useful lives of four and two years, respectively. The financial information for the three months ended March 31, 2001 includes the results of operations for vEngines from January 6, 2001. Pro-forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company's results of operations and financial position for the three months and periods ended March 31, 2001 and 2000.

 Goodwill and Other Intangible Assets:

   Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business acquisitions. Identifiable intangible assets consist of assembled workforce. In the event that facts and circumstances indicate that the carrying value of goodwill and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives. Goodwill and other intangible assets are as follows (in thousands):

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (unaudited)
      Goodwill.........................................   $ 7,472      $1,657
      Other purchased intangibles......................     2,724       2,370
                                                          -------      ------
                                                           10,196       4,027
      Less accumulated amortization....................    (1,648)       (827)
                                                          -------      ------
      Goodwill and other intangible assets, net........   $ 8,548      $3,200
                                                          =======      ======

                        CENTILLIUM COMMUNICATIONS, INC.

 Contingent Matters

   The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Should the company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
      Net loss............................................  $(13,457) $(10,058)
                                                            --------  --------
      Basic and diluted:
      Weighted average shares of common stock
       outstanding........................................    33,725    11,027
      Less weighted average shares subject to repurchase..       950     1,219
      Weighted average shares used in computing basic and
       diluted net loss per share.........................    32,775     9,808
                                                            --------  --------
      Basic and diluted net loss per share................  $  (0.41) $  (1.03)
                                                            ========  ========

 Comprehensive Net Loss

   The components of comprehensive net loss were as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
     Net loss........................................... $ (13,457) $ (10,058)
     Change in unrealized gain on available-for-sale
      investments.......................................        12         35
     Total comprehensive net loss....................... $ (13,455) $ (10,023)

 Provision for Income Taxes

   Based on an estimated annual effective tax rate, the income tax expense was $29,000 for the three months ended March 31, 2001. The 2001 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items, amortization of deferred compensation and foreign losses partially offset by the benefit of net operating loss carryforwards and research and development tax credits.

                        CENTILLIUM COMMUNICATIONS, INC.

 Business Segment Information

   The Company currently operates in one business segment, the sale of products for the DSL market, which it sells primarily to original equipment manufacturers and companies in the communication industries. The Company has also developed products for the emerging voice over data network markets and is developing for products for the premise network markets. Sales of our voice over data network products were not material for the three months ended March 31, 2001 or 2000.

   The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. FAS 133 was adopted by the Company as of January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations.

   On February 14, 2001, the Financial Accounting Standards Board issued a limited revision of its September 7, 1999 exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance for all entities.

 Reclassifications

   Certain prior year balances have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

   You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included on Form 10-K (File No. 000-30649), filed with the Securities and Exchange Commission on March 19, 2001. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2001 and 2000

   Net Revenues. Our net revenues increased to $31.9 million for the three months ended March 31, 2001 compared to $4.7 million for the three months ended March 31, 2000. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the three months ended March 31, 2001 were NEC, Sumitomo Electric Industries, and Xpeed Networks who represented 39%, 35%, and 16% of revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 77% of our revenues for the three months ended March 31, 2001.

   Cost of Revenues and Gross Profit. Cost of revenues was $16.2 million in the three months ended March 31, 2001 resulting in a gross margin of $15.7 million or 49% of net revenues. This compares to a gross margin of $1.2 million or 26% of net revenues for the three months ended March 31, 2000. The amortization of deferred compensation included in cost of goods sold for the three months ended March 31, 2001 was $325,000. The increase in gross margin was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

   Research and Development Expenses. Research and development expenditures increased 137% to $14.3 million for the three months ended March 31, 2001 as compared to $6.0 million for the three months ended March 31, 2000. The increase was primarily due to the addition of engineering personnel and an increase of $793,000 in the amortization of deferred compensation.

   Sales and Marketing Expenses. Sales and marketing expenditures increased 54% to $4.3 million for the three months ended March 31, 2001 as compared to $2.8 million for the three months ended March 31, 2000. The increase was due to the addition of personnel and the associated payroll and related costs.

   General and Administrative Expenses. General and administrative expenditures increased 25% to $3.5 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000. This increase was due to the addition of personnel and the associated payroll and related costs.

   Amortization of Deferred Compensation. Amortization of deferred compensation increased from $4.7 million for the three months ended March 31, 2000 to $5.5 million for the three months ended March 31, 2001. The increase was primarily attributable to amortization of unearned stock-based compensation of $665,000 for the three months ended March 31, 2001 related to acquisition-related purchase consideration in the vEngines acquisition. The following table details the amount of deferred compensation included in expenses (in thousands):

                          Expenses Excluding
                            Amortization of
                         Deferred Compensation   Non-Cash   Amortization of
                          and Non-Cash Stock      Stock        Deferred
                         Compensation Expense  Compensation  Compensation   Total Expenses
                         --------------------- ------------ --------------- --------------
For the three months
 ended March 31, 2001
  Cost of revenues......        $15,846            $--          $  325         $16,171
  Research and
   development..........         11,538             --           2,734          14,272
  Sales and marketing...          3,370             --             904           4,274
  General and
   administrative.......          1,927             --           1,558           3,485
                                -------            ---          ------         -------
    Total...............        $32,681            $--          $5,521         $38,202

For the three months
 ended March 31, 2000
  Cost of revenues......        $ 3,265            $--          $  218         $ 3,483
  Research and
   development..........          4,071              5           1,941           6,017
  Sales and marketing...          1,749             --           1,024           2,773
  General and
   administrative.......          1,204             --           1,558           2,762
                                -------            ---          ------         -------
    Total...............        $10,289            $ 5          $4,741         $15,035
                                =======            ===          ======         =======

   Amortization of Goodwill and Other Acquisition-Related Intangibles. In the first three months of 2001, the Company recorded $821,000 in amortization of goodwill and other acquisition related intangibles, related to goodwill and intangibles acquired from Avio Digital and vEngines. There were no comparable amounts for the three months ended March 31, 2000.

   In Process Research and Development Expense. In the first three months of 2001, the Company recorded $7.4 million in charges for in process research and development related to the acquisition vEngines. The Company does not consider products under development to have reached technological feasibility and, therefore, charged the related in process research and development costs to operations upon acquisition. There were no comparable amounts for the three months ended March 31, 2000.

   Interest Income. Interest income increased 230% to $1.2 million in the three months ended March 31, 2001 as compared to $359,000 for the three months ended March 31, 2000. The increase was primarily due to larger cash balances resulting from our initial public offering in May 2000.

   Interest Expense. Interest expense decreased 80% to $21,000 in the three months ended March 31, 2001 as compared to $105,000 for the three months ended March 31, 2000. The decrease was primarily due to the termination of the revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation.

   Provision for income taxes. Based on an estimated annual effective tax rate, the income tax expense was $29,000 compared to a zero income tax expense for the three months ended March 31, 2001 and 2000, respectively. The 2001 taxes are primarily federal alternative minimum taxes based on projected U.S. taxable income for the year. There is a tax expense of zero for 2000 primarily due to the inability to recognize the benefit of losses incurred.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through private sales of approximately $55.8 million of convertible preferred stock, net of offering costs, and through our initial public offering on May 24, 2000. Net proceeds to us as a result of the initial public offering, plus the proceeds from a concurrent private placement of 600,000 shares, were approximately $91.5 million. In addition, since inception we generated $4.2 million from the exercise of stock options, net of repurchases, and $801,000 from sales of our stock through our Employee Stock Purchase Plan.

   Net cash used from operations was $4.1 million for the three months ended March 31, 2001, primarily due to the net loss of $13.5 million and increases in inventories and accounts receivable of $8.4 million and $1.6 million, respectively. These cash outflows were partially offset by increases in accounts payable and other accrued liabilities of $4.3 million. Management increased inventories to support anticipated sales growth, and accounts receivable increased due to higher net revenues and timing of payments from customers.

   Net cash generated from investing activities was $6.5 million for the three months ended March 31, 2001, and was primarily related to proceeds from the net maturities of short-term investments, offset by purchases of property and equipment.

   Cash generated from financing activities was $191,000 for three months ended March 31, 2001, and was primarily related to the net proceeds from employee stock option exercises, offset by principal payments on long term debt.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

   You should carefully consider the risks described below and all of the information contained in this Form 10-Q and on our Form 10-K, filed with the Securities and Exchange Commission on March 19, 2001. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

   We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $9.3 million, $19.7 million, and $46.0 million for the years ended December 31, 1998, 1999, and 2000 respectively. Additionally, we experienced a net loss of $13.5 million for the three month period ending March 31, 2001.

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

   Since mid-2000, a number of competitive local exchange carriers (CLECs) that are in the business of installing and providing DSL service have had difficulty in obtaining sufficient capital to build their infrastructure and to introduce their services. In January 2000, Northpoint Communications voluntarily filed for bankruptcy under Chapter 11. In addition, both Covad Communications and Rhythm NetConnections have announced plans to significantly scale back their operations for this year. These companies have reduced their spending on DSL equipment, which has resulted in lower-than-expected sales volume for DSL equipment manufacturers such as Copper Mountain Networks and Nortel Networks, historically two of our major customers. A continued or further slowdown in sales of DSL equipment will likely result in a decline or delay in sales orders for our products, which are components of DSL equipment. Any such decline or delay will negatively affect our business and operating results.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

   Sales to customers located in Japan accounted for 74% of net revenues for the three months ended March 31, 2001 and 31% of net revenues for the year ended December 31, 2000. Any slowdown in the demand for our customers' equipment may cause our revenues to decline. Given the risk that Japan may be entering into a recession, sales to our Japan customers may decline. Moreover, major fluctuations in currency exchange rates could materially affect our Japan customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS, AND OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR BUSINESS.

   We have rapidly and significantly expanded our operations, including increasing the number of our employees from 71 in June 1999 to 317 as of March 31, 2001. This expansion is placing a significant strain on our managerial, operational and financial resources.

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

   Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since June of 1999, we added 246 new employees to our total work force, representing an increase of approximately 346%. We expect to add additional personnel in the near future, including additional engineers, direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in these positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who are in short supply. Our business will be harmed if we encounter delays in hiring these additional engineers. Furthermore, competitors and others have in the past, and may in the future, attempt to recruit our employees.

WE DEPEND ON THIRD PARTY FOUNDRIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPACITY TO SUPPORT OUR BUSINESS.

   We do not own or operate a semiconductor fabrication facility. We rely on Mitsubishi Electric, United Microelectronics Corporation and Taiwan Semiconductor Corporation to manufacture our products. In addition, we generally do not have contracts with these foundries guaranteeing the availability of capacity. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and would result in a decrease in sales of our products.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

   We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers from Mitsubishi Electric and Taiwan Semiconductor Corporation. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on United Microelectronics Corporation to manufacture our analog silicon wafers. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole source suppliers may:

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

   Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have significantly increased over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase, which would harm our results of operations.

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

   .  changes in customer demands; and

   .  evolving industry standards.

   Any of these factors could make our products obsolete or unmarketable. To compete, we must innovate and introduce new products. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

   The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include, or will include, Alcatel Microelectronics, Analog Devices, Conexant Systems, GlobeSpan, Lucent Microelectronics, and Texas Instruments. In addition, a number of other semiconductor companies, including IBM and Intel, have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

BECAUSE OUR PRODUCTS ARE COMPONENTS OF OTHER EQUIPMENT, IF BROADBAND EQUIPMENT MANUFACTURERS DO NOT INCORPORATE OUR PRODUCTS IN THEIR EQUIPMENT, WE MAY NOT BE ABLE TO GENERATE SALES OF OUR PRODUCTS IN VOLUME QUANTITIES.

   Our products are not sold directly to the end-user; rather they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the manufacturing and deployment of the equipment to be successful. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.

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

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT
CUSTOMER.

   Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later cancelled. Our inability to convert design wins into actual sales and any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

   We sell our DSL products primarily to network equipment manufacturers. Our top three customers for three months ended March 31, 2001 were NEC, Sumitomo Electric Industries and Xpeed Networks, accounting for 39%, 35% and 16% of our revenues, respectively. Our top customers for the twelve months ended December 31, 2000 were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounting for 24%, 20%, 12%, 10% and 10%, of our revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

   A substantial portion of our revenues have been derived from customers located outside of the United States. For the three months ended March 31, 2001, 77% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

   If we fail to realize forecasted sales for a particular period, our stock price could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products, will result in a delay in obtaining orders of our products.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

   Our officers and directors and their affiliates own or control approximately 26% of our common stock as of April 24, 2001. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

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

   In addition, in October 2000, we received correspondence from Alcatel requesting to discuss the potential for a non-exclusive license from Alcatel permitting us to utilize technology covered by Alcatel patents. We expect to review this request with Alcatel in the first half of year 2001 and may be required to obtain licenses from Alcatel. It is the opinion of management that the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition of the Company.

   The Company could be subject to claims similar to the Amati and Alcatel claims in the future.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

   We expect the net proceeds from our public offering will meet our working capital and capital expenditure needs for at least one year. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred stock. A hypothetical 100 basis point increase in interest rates would result in an approximate $68,000 decrease in the fair value of our available-for-sale securities as of March 31, 2001.

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

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   On January 19, 2001 the Company filed a report on Form 8-K relating to its acquisition of vEngines, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CENTILLIUM COMMUNICATIONS, INC.

Date: May 15, 2001

                                                   /s/ John W. Luhtala
                                          By: _________________________________
                                                      John W. Luhtala
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)