Form 10-Q
period 2001-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2001-08-13
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 000-30649

CENTILLIUM COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3263530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

47211 Lakeview Boulevard
Fremont, California    94538
(Address of principal executive offices including zip code)

(510) 771-3700
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    On July 31, 2001, approximately 34,299,078 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           June 30,  December 31,
                                                            2001         2000
                                                        -----------  -----------
                                                        (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $    79,306  $    71,240
  Short-term investments..............................      13,927       16,444
  Accounts receivable-net of allowance for doubtful
   accounts of $1,026 at June 30, 2001 and $932
   at December 31, 2000...............................       1,683       16,883
  Inventories.........................................      28,919        9,183
  Other current assets................................       1,606        1,552
                                                        -----------  -----------
    Total current assets..............................     125,441      115,302
Property and equipment, net...........................      10,552        8,355
Goodwill and other acquisition intangibles, net.......       7,727        3,200
Other assets..........................................         207        1,086
                                                        -----------  -----------
    Total assets...................................... $   143,927  $   127,943
                                                        ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $    11,672  $    13,133
  Accrued payroll & related expenses..................       3,167        2,578
  Accrued liabilities.................................       6,657        4,277
  Accrued taxes.......................................          39            8
  Deferred revenue....................................       2,916          200
  Long-term debt-current portion......................         284          367
                                                        -----------  -----------
    Total current liabilities.........................      24,735       20,563
Long-term debt........................................         111          221
Other liabilities.....................................         309          289
Commitments and contingencies

Stockholders' equity:
Common stock..........................................          34           33
Additional paid in capital............................     228,685      208,520
Stockholder note receivable...........................          --         (430)
Accumulated other comprehensive income................          15            8
Deferred compensation.................................     (16,010)     (21,521)
Accumulated deficit...................................     (93,952)     (79,740)
                                                        -----------  -----------
    Total stockholders' equity........................     118,772      106,870
                                                        -----------  -----------
    Total liabilities and stockholders' equity........ $   143,927  $   127,943
                                                        ===========  ===========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

                                          Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                        --------------------  --------------------
                                           2001       2000       2001       2000
                                        --------- ----------  --------- ----------
Product revenues...................... $  46,371  $   9,752  $  78,026  $  14,475
Technology development revenues.......        --         --        200         --
                                        ---------  ---------  ---------  ---------
    Total net revenues................    46,371      9,752     78,226     14,475
Cost of revenues......................    23,315      5,963     39,486      9,446
                                        ---------  ---------  ---------  ---------
Gross profit..........................    23,056      3,789     38,740      5,029
                                        ---------  ---------  ---------  ---------
Operating expenses:
  Research and development............    13,745     12,865     28,017     18,882
  Sales and marketing.................     4,809      4,126      9,083      6,899
  General and administrative..........     4,178      4,162      7,663      6,924
  Amortization of goodwill and other
   acquisition-related intangibles....       821         --      1,642         --
  In-process research and development.        --         --      7,422         --
                                        ---------  ---------  ---------  ---------
    Total operating expenses..........    23,553     21,153     53,827     32,705
                                        ---------  ---------  ---------  ---------
Operating loss........................      (497)   (17,364)   (15,087)   (27,676)
Interest income.......................       956        757      2,139      1,116
Interest expense......................       (19)      (176)       (40)      (281)
Loss on non-current investment........      (990)        --       (990)        --
                                        ---------  ---------  ---------  ---------
Loss before provision for income taxes      (550)   (16,783)   (13,978)   (26,841)
Provision for income taxes............       205         --        234         --
                                        ---------  ---------  ---------  ---------
Net loss.............................. $    (755) $ (16,783) $ (14,212) $ (26,841)
                                        =========  =========  =========  =========

Basic and diluted net loss per share.. $   (0.02) $   (0.89) $   (0.43) $   (1.87)
                                        =========  =========  =========  =========
Weighted average common shares
   outstanding--basic and diluted.....    33,426     18,919     33,101     14,357
                                        =========  =========  =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

                                                           For the Six
                                                       Months Ended June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
Operating activities
Net loss............................................ $  (14,212) $  (26,841)
Adjustments to reconcile net loss to net cash used
 by operating activities:
  Amortization of deferred compensation.............      9,433      12,228
  Depreciation and amortization expense.............      2,132       1,626
  Amortization of goodwill and other acquisition
   related intangibles..............................      1,642          --
  Acquired in-process research and development......      7,422          --
  Loss on non-current investment....................        990          --
  Issuance of common stock for services and other...         --         155
  Amortization of warrants issued in conjunction             --          --
   with debt & other................................          1           5
  Accrued non-cash stock compensation expense.......         --       2,341
  Changes in operating assets and liabilities:
    Accounts receivable.............................     15,200      (7,245)
    Inventories.....................................    (19,736)     (1,170)
    Other current assets............................       (504)       (706)
    Other assets....................................       (111)         --
    Working capital line of credit..................         --         926
    Accounts payable................................     (1,462)      2,319
    Accrued payroll and related expenses............        589       1,000
    Deferred revenue................................      2,716         (22)
    Accrued liabilities.............................      2,250       2,808
    Other liabilities...............................         51         144
                                                      ----------  ----------
Net cash provided by (used in) operating activities.      6,401     (12,432)

Investing activities
Purchases of short-term investments.................    (18,431)    (11,096)
Sales and maturities of short-term investments......     20,955      25,245
Purchases of property and equipment.................     (3,736)     (3,595)
Purchases of intangibles and other long-term
 assets.............................................         --      (5,153)
Cash acquired in acquisition........................        258          --
                                                      ----------  ----------
Net cash provided by (used in) investing activities.       (954)      5,401

Financing activities
Principal payments on capital lease obligations.....         --        (110)
Principal payments on long term debt................       (257)       (253)
Proceeds from issuance of common stock, net.........      2,446      94,125
Proceeds from stockholders note receivable..........        430          --
                                                      ----------  ----------
Net cash provided by financing activities...........      2,619      93,762
                                                      ----------  ----------
Net increase in cash and cash equivalents...........      8,066      86,731
Cash and cash equivalents at beginning of period....     71,240       3,202
                                                      ----------  ----------
Cash and cash equivalents at end of period.......... $   79,306  $   89,933
                                                      ==========  ==========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Operations

Centillium Communications, Inc. ("Centillium" or "the Company") was incorporated in California on February 21, 1997 for the purpose of developing, producing, and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company focused initially on developing products designed for the digital subscriber line (DSL) central office and customer premise markets. In December 1999, the Company reincorporated in Delaware. Our revenues currently are derived from the sale of our DSL and Voice-over-Packet network products which include the CopperLite, CopperFlite, Optimizer, and Entropia families of products.

Centillium has incurred significant losses since inception and, as of June 30, 2001, had an accumulated deficit of approximately $94.0 million (unaudited) including a net loss for the six months ended June 30, 2001 of $14.2 million (unaudited).

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K (File No. 000-30649), filed with the Securities and Exchange Commission on March 19, 2001.

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

Customer Concentrations

Two customers accounted for 52% and 45% of product revenues for the three months ended June 30, 2001 and four customers accounted for 24%, 17%, 14% and 11% of product revenues for the three months ended June 30, 2000.

Two customers accounted for 45% and 42% of product revenues for the six months ended June 30, 2001 and three customers accounted for 26%, 20% and 14% of product revenues for the six months ended June 30, 2000.

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

Business Segment Information

The Company currently operates in one business segment, the sale of products for the DSL market, which it sells primarily to original equipment manufacturers and companies in the communication industries. The Company has also developed and sold products for the emerging Voice-over-Packet network markets and is developing products for the premise network markets. Sales of our Voice-over-Packet network products were not material for the three and six month periods ended June 30, 2001.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2. Inventories

Inventories are stated at the lower of cost (first in, first out) or market. The components of inventories are as follows (in thousands):

                                      June 30,  December 31,
                                       2001         2000
                                   -----------  -----------
                                    (unaudited)
  Work-in-process................ $     9,791  $     5,393
  Finished goods.................      19,128        3,790
                                   -----------  -----------
                                  $    28,919  $     9,183
                                   ===========  ===========

3. Acquisition

On January 5, 2001, the Company completed its acquisition of vEngines, Inc. ("vEngines"). vEngines developed high-density voice processing semiconductor products which bridge circuit switched voice and packet-based data networks. This technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. vEngines' targeted customer base included communications equipment manufacturers that provide carrier and access voice gateways and remote access servers.

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

Based on a review of a valuation performed by an independent appraiser, the Company allocated the purchase price of vEngines as follows (in thousands:

  In-process research and development..................... $   7,422
  Acquisition related deferred compensation...............     4,517
  Fair value of assets acquired and liabilities assumed...       730
  Assembled workforce.....................................       354
  Goodwill................................................     5,816
                                                            ---------
  Total................................................... $  18,839
                                                            =========

The portion of the purchase price allocated to purchased in- process research and development was $7.4 million and was valued based on net cash flows over four years, discounted at a cost of capital of 25% to reflect the uncertainty of the products' future use. The entire amount of $7.4 million was expensed on acquisition because the technological feasibility of products under development had not been established and no future alternative uses existed. The specific products under development using vEngines technology have been discontinued; however, certain aspects of the technologies have been incorporated into the Company's Voice-over-Packet solutions.

The Company recorded acquisition-related purchase consideration of $4.5 million in the three months ended March 31, 2001 as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $665,000 and $1.3 million of expense was recognized for the three and six months ended June 30, 2001 and has been included in amortization of deferred compensation.

Goodwill and the assembled workforce are amortized on a straight-line basis over their expected useful lives of four and two years, respectively. The financial information for the three and six months ended June 30, 2001 include the results of operations for vEngines from January 6, 2001 to the end of the reporting periods. Pro-forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company's results of operations and financial position for the three and six month periods ended June 30, 2001 and 2000.

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business acquisitions. Identifiable intangible assets consist of the assembled workforce. In the event that facts and circumstances indicate that the carrying value of goodwill and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives. Goodwill and other intangible assets are as follows (in thousands):

                                                   June 30,  December 31,
                                                    2001         2000
                                                -----------  -----------
                                                (unaudited)
  Goodwill.................................... $     7,472  $     1,657
  Other purchased intangibles.................       2,724        2,370
                                                -----------  -----------
                                                    10,196        4,027
  Less accumulated amortization...............      (2,469)        (827)
                                                -----------  -----------
  Goodwill and other intangible assets, net... $     7,727  $     3,200
                                                ===========  ===========

5. Net Loss Per Share and Comprehensive Net Loss

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

                                           Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                            2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
  Net loss............................. $    (755) $ (16,783) $ (14,212) $ (26,841)
                                         =========  =========  =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding...................    34,149     20,717     33,937     15,899
  Less weighted average shares
   subject to repurchase...............       723      1,798        836      1,542
                                         ---------  ---------  ---------  ---------
  Weighted average shares used in
   computing basic and diluted net
   loss per share......................    33,426     18,919     33,101     14,357
                                         =========  =========  =========  =========

  Basic and diluted net loss per share. $   (0.02) $   (0.89) $   (0.43) $   (1.87)
                                         =========  =========  =========  =========

The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of basic and diluted net loss per share because these securities are antidilutive. As of June 30, 2001 and 2000, there were 10,084,652 and 6,461,742 of outstanding options to purchase shares of common stock excluded from the calculation of basic and diluted net loss per share.

Comprehensive Net Loss

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended    Six Months Ended
                                               June 30,              June 30,
                                         --------------------  --------------------
                                            2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Net loss............................... $    (755) $ (16,783) $ (14,212) $ (26,841)

Change in unrealized gain on
  available-for-sale investments.......        (5)        14          7         24
                                         ---------  ---------  ---------  ---------
   Total comprehensive net loss........ $    (760) $ (16,769) $ (14,205) $ (26,817)
                                         =========  =========  =========  =========

6. Provision for Income Taxes

Based on an estimated annual effective tax rate, the income tax expense was $205,000 and $234,000 for the three and six month periods ended June 30, 2001, respectively. The 2001 income tax expense differs from the expected benefit derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to non-deductible acquisition related items and amortization of deferred compensation partially offset by the benefit of net operating loss carryforwards and research and development tax credits.

7. Recent Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests. Based on acquisitions completed as of June 30, 2001, application of the non- amortization provisions of these rules is expected to result in an increase in results of operations of approximately $3.2 million per year. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that goodwill acquired after June 30, 2001 not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2001. During 2002, the company will test goodwill for impairment under the new rules, applying a fair-value-based test.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2001. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements.

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

Results of Operations for the Three Months Ended June 30, 2001 and 2000

Net Revenues. Our net revenues increased to $46.4 million for the three months ended June 30, 2001, compared to $9.8 million for the three months ended June 30, 2000. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the three months ended June 30, 2001 were Sumitomo Electric Industries and NEC who represented 52% and 45% of revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 97% of our revenues for the three months ended June 30, 2001.

Cost of Revenues and Gross Profit. Cost of revenues was $23.3 million for the three months ended June 30, 2001 resulting in a gross margin of $23.1 million, or 50% of net revenues. This compares to a gross margin of $3.8 million, or 39% of net revenues, for the three months ended June 30, 2000. The amortization of deferred compensation included in cost of goods sold for the three months ended June 30, 2001 and June 30, 2000 was $189,000 and $433,000, respectively. The increase in gross margin as a percentage of net revenues was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses. Research and development expenditures increased 7% to $13.7 million for the three months ended June 30, 2001 as compared to $12.9 million for the three months ended June 30, 2000. The increase was primarily due to the addition of engineering personnel, offset by a $1.2 million decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures increased 17% to $4.8 million for the three months ended June 30, 2001 as compared to $4.1 million for the three months ended June 30, 2000. The increase was due to the addition of personnel and the associated payroll and related costs, offset by an $858,000 decrease in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures were $4.2 million for the three months ended June 30, 2001 and June 30, 2000, respectively, and remained materially unchanged. However, increases in general and administrative payroll and related costs for the three months ended June 30, 2001 were offset by a $1.3 million decrease in the amortization of deferred compensation during the same period.

Amortization of Deferred Compensation. Amortization of deferred compensation decreased by $3.6 million to $3.9 million for the three months ended June 30, 2001 as compared to $7.5 million for the three months ended June 30, 2000. The decrease was primarily attributable to the use of the graded vesting method of amortization, which resulted in accelerated amortization of deferred compensation expense over the earlier periods of the awards. The following table details the amount of deferred compensation included in expenses (in thousands):

                             Expenses
                            Excluding
                           Amortization
                           of Deferred
                           Compensation
                           and Non-Cash
                              Stock        Non-Cash    Amortization
                           Compensation     Stock      of Deferred     Total
                             Expense     Compensation  Compensation  Expenses
                           ------------  ------------  ------------  ---------
For the three months
 ended June 30, 2001
  Cost of revenues....... $     23,126  $         --  $        189  $  23,315
  Research and
   development...........       11,712            --         2,033     13,745
  Sales and marketing....        4,206            --           603      4,809
  General and
   administrative........        3,091            --         1,087      4,178
                           ------------  ------------  ------------  ---------
    Total................ $     42,135  $         --  $      3,912  $  46,047
                           ============  ============  ============  =========

For the three months
 ended June 30, 2000
  Cost of revenues....... $      5,530  $         --  $        433  $   5,963
  Research and
   development...........        7,266         2,391         3,208     12,865
  Sales and marketing....        2,665            --         1,461      4,126
  General and
   administrative........        1,677           100         2,385      4,162
                           ------------  ------------  ------------  ---------
    Total................ $     17,138  $      2,491  $      7,487  $  27,116
                           ============  ============  ============  =========

Amortization of Goodwill and Other Acquisition-Related Intangibles. For the three months ended June 30, 2001, the Company recorded $821,000 in amortization of goodwill and other acquisition related intangibles related to goodwill and intangibles acquired from Avio Digital and vEngines. There were no comparable amounts for the three months ended June 30, 2000.

Loss on Non-Current Investment. Management monitors and evaluates the realizable value of its non-current equity investment and if events and circumstances indicate that the decline in value of this asset is other-than-temporary, the Company records a charge to income. In June of 2001, in connection with the ongoing evaluation of its non-current equity investment, management recorded a non-cash charge of $990,000 to reflect impairment in the value of this asset. There were no comparable amounts for the three months ended June 30, 2001.

Interest Income. Interest income increased 26% to $956,000 for the three months ended June 30, 2001 as compared to $757,000 for the three months ended June 30, 2000. The increase was primarily due to larger cash balances resulting from our initial public offering in May of 2000.

Interest Expense. Interest expense decreased 89% to $19,000 for the three months ended June 30, 2001 as compared to $176,000 for the three months ended June 30, 2000. The decrease was primarily due to the termination of our revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation, which was cancelled in June of 2000.

Provision for Income Taxes. Based on an estimated annual effective tax rate, the income tax expense was $205,000 for the three months ended June 30, 2001 compared to no income tax expense for the three months ended June 30, 2000. The provision of income taxes in 2001 primarily represents federal alternative minimum taxes based on projected U.S. taxable income for the year. There is no tax benefit for 2000 primarily due to the inability to recognize the benefit of losses incurred.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

Net Revenues. Our net revenues increased to $78.2 million for the six months ended June 30, 2001 compared to $14.5 million for the six months ended June 30, 2000. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the six months ended June 30, 2001 were Sumitomo Electric Industries and NEC, who represented 45% and 42% of net revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 89% of our revenues for the six months ended June 30, 2001.

Cost of Revenues and Gross Profit. Cost of revenues was $39.5 million for the six months ended June 30, 2001, resulting in a gross margin of $38.7 million, or 50% of net revenues. This compares to a gross margin of $5.0 million, or 35% of net revenues, for the six months ended June 30, 2000. The amortization of deferred compensation included in cost of goods sold for the six months ended June 30, 2001 and 2000 were $514,000 and $651,000, respectively. The increase in gross margin as a percentage of net revenues was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses. Research and development expenditures increased 48% to $28.0 million for the six months ended June 30, 2001 as compared to $18.9 million for the six months ended June 30, 2000. The increase was primarily due to the addition of engineering personnel, offset by a $382,000 decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures increased 32% to $9.1 million for the six months ended June 30, 2001 as compared to $6.9 million for the six months ended June 30, 2000. The increase was due to the addition of personnel and the associated payroll and related costs, offset by a $978,000 decrease in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures increased 11% to $7.7 million for the six months ended June 30, 2001 from $6.9 million for the six months ended June 30, 2000. This increase was due to the addition of personnel and the associated payroll and related costs, offset by a $1.3 million decrease in the amortization of deferred compensation.

Amortization of Deferred Compensation. Amortization of deferred compensation decreased to $9.4 million from $12.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily attributable to the use of the graded vesting method of amortization, which resulted in accelerated amortization of deferred compensation expense over the earlier periods of the awards. The following table details the amount of deferred compensation included in expenses (in thousands):

                             Expenses
                            Excluding
                           Amortization
                           of Deferred
                           Compensation
                           and Non-Cash
                              Stock        Non-Cash    Amortization
                           Compensation     Stock      of Deferred     Total
                             Expense     Compensation  Compensation  Expenses
                           ------------  ------------  ------------  ---------
For the six months
 ended June 30, 2001
  Cost of revenues....... $     38,972  $         --  $        514  $  39,486
  Research and
   development...........       23,250            --         4,767     28,017
  Sales and marketing....        7,576            --         1,507      9,083
  General and
   administrative........        5,018            --         2,645      7,663
                           ------------  ------------  ------------  ---------
    Total................ $     74,816  $         --  $      9,433  $  84,249
                           ============  ============  ============  =========

For the six months
 ended June 30, 2000
  Cost of revenues....... $      8,795  $         --  $        651  $   9,446
  Research and
   development...........       11,342         2,391         5,149     18,882
  Sales and marketing....        4,414            --         2,485      6,899
  General and
   administrative........        2,881           100         3,943      6,924
                           ------------  ------------  ------------  ---------
    Total................ $     27,432  $      2,491  $     12,228  $  42,151
                           ============  ============  ============  =========

Amortization of Goodwill and Other Acquisition-Related Intangibles. In the six months ended June 30, 2001, the Company recorded $1.6 million in amortization of goodwill and other acquisition related intangibles, related to goodwill and intangibles acquired from Avio Digital and vEngines. There were no comparable amounts for the six months ended June 30, 2000.

In-Process Research and Development Expense. In the six months ended June 30, 2001, the Company recorded $7.4 million in charges for research and development related to the acquisition of vEngines. The Company did not consider products under development to have reached technological feasibility and, therefore, charged the related in-process research and development costs to operations upon acquisition. There were no comparable amounts for the six months ended June 30, 2000.

Loss on Non-Current Investment. Management monitors and evaluates the realizable value of its non-current equity investment and if events and circumstances indicate that the decline in value of this asset is other-than-temporary, the Company records a charge to income. In June of 2001, in connection with the ongoing evaluation of its non-current equity investment, management recorded a non-cash charge of $990,000 to reflect impairment in the value of this asset. There were no comparable amounts for the six months ended June 30, 2001.

Interest Income. Interest income increased 92% to $2.1 million for the six months ended June 30, 2001 as compared to $1.1 million for the six months ended June 30, 2000. The increase was primarily due to larger cash balances resulting from our initial public offering in May of 2000.

Interest Expense. Interest expense decreased 86% to $40,000 for the six months ended June 30, 2001 as compared to $281,000 for the six months ended June 30, 2000. The decrease was primarily due to the termination of our revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation, which was cancelled in June of 2000.

Provision for Income Taxes. Based on an estimated annual effective tax rate, the income tax expense was $234,000 compared to no income tax expense for the six months ended June 30, 2001 and 2000, respectively. The provision for income taxes in 2001 primarily represents federal alternative minimum taxes based on projected U.S. taxable income for the year. There was no tax benefit for 2000 primarily due to the inability to recognize the benefit of losses incurred.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of approximately $55.8 million of convertible preferred stock, net of offering costs, and through our initial public offering on May 24, 2000. Net proceeds to us as a result of the initial public offering, plus the proceeds from a concurrent private placement of 600,000 shares, were approximately $91.5 million. In addition, since inception we generated $5.3 million from the exercise of stock options, net of repurchases, and $1.8 million from sales of our stock through our Employee Stock Purchase Plan.

Net cash generated from operating activities was $6.4 million for the six months ended June 30, 2001, which consisted primarily of a net loss of $14.2 million, offset by non-cash charges of $9.4 million for the amortization of deferred compensation, $7.4 million of acquired in-process research and development expense, $3.8 million of depreciation and amortization expense and a write-down of $990,000 in non-current investments. Net cash generated from operations also increased due to decreases in accounts receivable of $15.2 million and increases in deferred revenues and accrued liabilities of $2.7 million and $2.3 million, respectively. Net cash flows from operating activities were offset by an increase in inventories by $19.7 million. Management increased inventories to support anticipated sales volume, and accounts receivable decreased due to improved collection efforts and timing of payments from customers. In addition, accounts receivable decreased because a larger percentage of revenues were shipped in earlier months of the second quarter of 2001.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2001, and was primarily related to proceeds from the net maturities of short-term investments, offset by purchases of property and equipment.

Cash generated from financing activities was $2.6 million for the six months ended June 30, 2001, and was primarily related to the net proceeds from employee stock option exercises and sale of stock through our employee stock purchase plan, offset by principal payments on long term debt.

We expect to devote substantial capital resources to continue our research and development efforts, to hire and expand our sales, support, marketing, and product development organizations, to expand marketing programs, to establish additional facilities worldwide and to fund other general corporate activities. We currently anticipate that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $9.3 million, $19.7 million, and $46.0 million for the years ended December 31, 1998, 1999, and 2000, respectively. Additionally, we experienced a net loss of $14.2 million for the six month period ending June 30, 2001.

A GENERAL ECONOMIC SLOWDOWN, AND A SLOWDOWN IN SPENDING IN THE TELECOMMUNICATIONS INDUSTRY SPECIFICALLY, MAY NEGATIVELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build- out of new infrastructure. Any of these trends, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline.

SEVERAL COMPANIES IN THE DSL MARKET HAVE EXPERIENCED SIGNIFICANT BUSINESS DIFFICULTIES DURING THE PAST YEAR, AND IF THERE IS CONTINUED SOFTNESS IN DEMAND FOR DSL EQUIPMENT, OUR BUSINESS AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

Since mid-2000, a number of competitive local exchange carriers (CLECs) that are in the business of installing and providing DSL service have had difficulty in obtaining sufficient capital to build their infrastructure and to introduce their services. In the first half of 2001, Northpoint Communications and Rhythm NetConnections voluntarily filed for bankruptcy under Chapter 11. In addition, Covad Communications has announced plans to significantly scale back their operations and had their shares delisted from the NASDAQ National Market. These companies have reduced their spending on DSL equipment, which has resulted in lower than expected sales volume for DSL equipment manufacturers such as Copper Mountain Networks and Lucent Technologies, historically two of our major customers. In May of 2001, Nortel Networks, historically one of our major customers, announced plans to exit the DSL equipment business. A continued or further slowdown in sales of DSL equipment will likely result in a decline, cancellation or delay in sales orders for our products, which are components of DSL equipment. Any such decline, cancellation or delay will negatively affect our business and operating results.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 87% of net revenues for the six months ended June 30, 2001 and 31% of net revenues for the year ended December 31, 2000. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Moreover, major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

WE CONTINUE TO RAPIDLY EXPAND OUR OPERATIONS, AND OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR BUSINESS.

We have rapidly and significantly expanded our operations, including increasing the number of our employees from 71 as of June 30, 1999 to 351 as of June 30, 2001. This expansion is placing a significant strain on our managerial, operational and financial resources.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN THE JAPANESE MARKET, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the Japanese market and have been able to achieve a dominant market share of DSL equipment purchases in Japan. In June of 2001, certain service providers announced plans to deploy lower priced competing DSL technologies in the Japanese market. If these competing technologies are successful, we may lose our dominant position in the Japanese market and our business and operating results may be adversely affected.

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

Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since June of 1999, we added 280 new employees to our total work force, representing an increase of approximately 394%. We expect to add additional personnel in the near future, including additional engineers, direct sales and marketing personnel. There may be only a limited number of people with the requisite skills to serve in these positions, and it may become increasingly difficult to hire these people. In addition, we are actively searching for research and development engineers, who are in short supply. Our business will be harmed if we encounter delays in hiring these additional engineers. Also, competitors and others have in the past, and may in the future, attempt to recruit our employees.

Furthermore, we rely, in part, on equity incentives to attract and retain qualified personnel. The market price of our common stock has fluctuated substantially since our initial public offering in May 2000. Some of our employees have been granted options with exercise prices well above the current market price of our common stock. It may be difficult to retain such employees. We have, and may in the future, grant additional equity and/or cash compensation to our employees as incentive to remain with our Company. In addition, any perception by potential employees that our equity incentives are less attractive could harm our ability to attract qualified employees.

WE DEPEND ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPACITY TO SUPPORT OUR BUSINESS.

We do not own or operate a semiconductor fabrication facility. We rely on Mitsubishi Electric, United Microelectronics Corporation and Taiwan Semiconductor Manufacturing Co., Ltd to manufacture our products. In addition, we generally do not have contracts with these foundries guaranteeing the availability of capacity. We may experience delays in the future and we cannot be sure that we will be able to obtain semiconductors within the time frames and in the volumes required by us at an affordable cost or at all. Any disruption in the availability of semiconductors or any problems associated with the delivery, quality or cost of the fabrication, assembly and testing of our products could significantly hinder our ability to deliver our products to our customers and would result in a decrease in sales of our products.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers from Mitsubishi Electric and Taiwan Semiconductor Manufacturing Co., Ltd. If we fail to obtain components in sufficient quantities when required, and are unable to meet customer demand, our business could be harmed, as our customers would consider purchasing products from our competitors. We also rely on United Microelectronics Corporation to manufacture our analog silicon wafers. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole source suppliers may:

      enter into exclusive arrangements with our competitors;

      stop selling their products or components to us at commercially reasonable prices;

      refuse to sell their products or components to us at any price; or

      be subject to production disruptions such as earthquakes.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below certain critical levels, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California state government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have significantly increased over the past year. If wholesale prices continue to increase, the operating expenses associated with our facilities located in California will likely increase, which would harm our results of operations.

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

      inconsistent quality and reliability of service;

      lack of availability of cost-effective, high-speed service;

      lack of interoperability among multiple vendors' network equipment;

      congestion in service providers' networks;

      inadequate security; and

      slow deployment of new broadband services over DSL lines.

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE.

The market for chip sets for DSL products is characterized by:

      intense competition;

      rapid technological change;

      frequent new product introductions by our competitors;

      changes in customer demands; and

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include, or will include, Alcatel Microelectronics, Broadcom, GlobeSpan and Texas Instruments. In addition, a number of other semiconductor companies, including Intel, have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can. Further, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

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

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT CUSTOMER.

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be later cancelled. Our inability to convert design wins into actual sales or any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the three months ended June 30, 2001 were Sumitomo Electric Industries and NEC, accounting for 52% and 45% of our revenues, respectively. Our top five customers for the twelve months ended December 31, 2000 were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounting for 24%, 20%, 12%, 10% and 10%, of our revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to continue to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues have been derived from customers located outside of the United States. For the six months ended June 30, 2001, 89% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

      staffing and managing foreign operations;

      changes in regulatory requirements;

      licenses, tariffs and other trade barriers;

      political and economic instability;

      obtaining governmental approvals for products; and

      complying with a wide variety of complex foreign laws and treaties.

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

We have also received correspondence from Alcatel requesting to discuss the potential for a non-exclusive license from Alcatel permitting us to utilize technology covered by Alcatel patents. We expect to review this request with Alcatel and may be required to obtain licenses from Alcatel.

It is the opinion of management that the ultimate resolution of these contingencies will not have a material adverse effect on the financial condition, or results of operations of the Company. The Company could be subject to claims similar to the Amati and Alcatel claims in the future.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect the net proceeds from our public offering will meet our working capital and capital expenditure needs for at least eighteen months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been extremely volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

      variations in our quarterly operating results;

      changes in financial estimates of our revenues and operating results by securities analysts;

      changes in market valuations of integrated circuit companies;

      announcements by us, our competitors, or others in related market segments of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      loss or decrease in sales to a major customer or failure to complete significant transactions;

      loss or reduction in manufacturing capacity from one or more of our key suppliers;

      additions or departures of key personnel;

      future sales of our common stock;

      stock market price and volume fluctuations attributable to inconsistent or low trading volume levels of our stock;

      commencement of or involvement in litigation; and

      announcements by us or our competitors of key design wins and product introductions.

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

      potential difficulties in completing projects associated with purchased in-process research and development;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our investments were in money market funds, high quality commercial paper, auction rate preferred stocks and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $96,000 decrease in the fair value of our available-for-sale securities as of June 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 12, 2001. At that time, there were present in person or by proxy 26,587,608 shares representing 78% of the 34,085,078 shares then outstanding and entitled to vote. Stockholders elected two Directors nominated in the April 30, 2001 Proxy Statement, incorporated herein by reference, to hold office for a term of three years. Additionally, the stockholders ratified the proposal to confirm Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001.

1. Results of stockholder voting are as follows:

Election of Directors	Votes For	Votes Withheld
Irwin Federman	26,534,608	53,000
Robert C. Hawk	26,231,415	356,193

2. Proposal to ratify the appointment of Ernst &Young LLP as independent auditors for the year ending December 31, 2001:
For	Against	Abstain
26,563,009	18,824	5,775

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)

Dated: August 13, 2001

By:	/s/ John W. Luhtala
John W. Luhtala
Chief Financial Officer (Principal Financial and Accounting Officer)