Form 10-Q
period 2001-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2001-11-13
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    On October 31, 2001, approximately 34,419,885 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        September 30,  December 31,
                                                            2001           2000
                                                        -------------  -----------
                                                        (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $      75,209  $    71,240
  Short-term investments..............................        18,408       16,444
  Accounts receivable-net of allowance for doubtful
   accounts of $1,026 at September 30, 2001 and $932
   at December 31, 2000...............................         9,488       16,883
  Inventories.........................................        18,223        9,183
  Other current assets................................         2,577        1,552
                                                        -------------  -----------
    Total current assets..............................       123,905      115,302
Property and equipment, net...........................        11,565        8,355
Goodwill and other acquisition intangibles, net.......         6,905        3,200
Other assets..........................................           138        1,086
                                                        -------------  -----------
    Total assets...................................... $     142,513  $   127,943
                                                        =============  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $       5,522  $    13,133
  Accrued payroll & related expenses..................         3,720        2,578
  Accrued liabilities.................................         9,808        4,277
  Accrued taxes.......................................           260            8
  Deferred revenue....................................           939          200
  Long-term debt-current portion......................           209          367
                                                        -------------  -----------
    Total current liabilities.........................        20,458       20,563
Long-term debt........................................           121          221
Other liabilities.....................................           319          289
Commitments and contingencies.........................

Stockholders' equity:
Common stock..........................................            34           33
Additional paid in capital............................       229,125      208,520
Stockholder note receivable...........................            --         (430)
Accumulated other comprehensive income................           100            8
Deferred compensation.................................       (12,406)     (21,521)
Accumulated deficit...................................       (95,238)     (79,740)
                                                        -------------  -----------
    Total stockholders' equity........................       121,615      106,870
                                                        -------------  -----------
    Total liabilities and stockholders' equity........ $     142,513  $   127,943
                                                        =============  ===========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

                                          Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                        --------------------  --------------------
                                           2001       2000       2001       2000
                                        --------- ----------  --------- ----------
Product revenues...................... $  46,804  $  17,658  $ 124,830  $  31,983
Technology development revenues.......        --         --        200        150
                                        ---------  ---------  ---------  ---------
    Total net revenues................    46,804     17,658    125,030     32,133
Cost of revenues......................    23,579     10,057     63,065     19,503
                                        ---------  ---------  ---------  ---------
Gross profit..........................    23,225      7,601     61,965     12,630
                                        ---------  ---------  ---------  ---------
Operating expenses:
  Research and development............    16,038     11,268     44,055     30,150
  Sales and marketing.................     4,763      4,405     13,846     11,304
  General and administrative..........     3,432      3,938     11,095     10,862
  Amortization of goodwill and other
   acquisition-related intangibles....       822        414      2,464        414
  In-process research and development.        --         --      7,422         --
                                        ---------  ---------  ---------  ---------
    Total operating expenses..........    25,055     20,025     78,882     52,730
                                        ---------  ---------  ---------  ---------
Operating loss........................    (1,830)   (12,424)   (16,917)   (40,100)
Interest income.......................       847      1,522      2,986      2,638
Interest expense......................       (17)       (30)       (57)      (311)
Loss on non-current investment........        --         --       (990)        --
                                        ---------  ---------  ---------  ---------
Loss before provision for income taxes    (1,000)   (10,932)   (14,978)   (37,773)
Provision for income taxes............       286         --        520         --
                                        ---------  ---------  ---------  ---------
Net loss.............................. $  (1,286) $ (10,932) $ (15,498) $ (37,773)
                                        =========  =========  =========  =========

Basic and diluted net loss per share.. $   (0.04) $   (0.35) $   (0.47) $   (1.89)
                                        =========  =========  =========  =========
Weighted average common shares
   outstanding--basic and diluted.....    33,782     31,334     33,328     20,023
                                        =========  =========  =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

                                                              For the Nine
                                                       Months Ended September 30,
                                                      --------------------------
                                                         2001          2000
                                                      ------------  ------------
Operating activities
Net loss............................................ $    (15,498) $    (37,773)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred compensation.............       12,759        19,352
  Depreciation and amortization expense.............        3,274         2,657
  Amortization of goodwill and other acquisition
   related intangibles..............................        2,464           414
  Acquired in-process research and development......        7,422            --
  Loss on non-current investment....................          990            --
  Issuance of common stock for services and other...           --           687
  Amortization of warrants issued in conjunction               --            --
   with debt & other................................            1             6
  Accrued non-cash stock compensation expense.......           --         1,809
  Changes in operating assets and liabilities:
    Accounts receivable.............................        7,395       (14,150)
    Inventories.....................................       (9,040)       (4,803)
    Other current assets............................       (1,475)         (794)
    Other assets....................................          (42)           --
    Working capital line of credit..................           --        (2,044)
    Accounts payable................................       (7,612)       10,398
    Accrued payroll and related expenses............        1,142         1,398
    Deferred revenue................................          739            78
    Accrued liabilities.............................        5,401         3,386
    Other liabilities...............................          282           216
                                                      ------------  ------------
Net cash provided by (used in) operating activities.        8,202       (19,163)

Investing activities
  Purchases of short-term investments...............      (26,439)      (23,071)
  Sales and maturities of short-term investments....       24,567        30,245
  Purchases of property and equipment...............       (5,891)       (5,393)
  Purchases of intangibles and other long-term
   assets...........................................           --        (5,166)
  Cash acquired in acquisition......................          258            --
                                                      ------------  ------------
Net cash used in investing activities...............       (7,505)       (3,385)

Financing activities
  Principal payments on capital lease obligations...           --          (158)
  Principal payments on long term debt..............         (322)         (383)
  Proceeds from issuance of common stock, net.......        3,164        93,980
  Proceeds from stockholders note receivable........          430            --
                                                      ------------  ------------
Net cash provided by financing activities...........        3,272        93,439
                                                      ------------  ------------
Net increase in cash and cash equivalents...........        3,969        70,891
Cash and cash equivalents at beginning of period....       71,240         3,202
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $     75,209  $     74,093
                                                      ============  ============

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Operations

Centillium Communications, Inc. ("Centillium" or "the Company") was incorporated in California on February 21, 1997 for the purpose of developing, producing, and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company focused initially on developing products designed for the digital subscriber line (DSL) central office and customer premise markets. In December 1999, the Company reincorporated in Delaware. Our revenues are derived from the sale of our DSL and Voice-over-Packet network products, which include the CopperLite, CopperFlite, Optimizer, and Entropia families of products.

Centillium has incurred significant losses since inception and, as of September 30, 2001, had an accumulated deficit of approximately $95.2 million (unaudited) including a net loss for the nine months ended September 30, 2001 of $15.5 million (unaudited).

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Customer Concentrations

Two customers accounted for 65% and 22% of product revenues for the three months ended September 30, 2001 and three customers accounted for 34%, 18% and 14% of product revenues for the three months ended September 30, 2000.

Two customers accounted for 52% and 35% of product revenues for the nine months ended September 30, 2001 and four customers accounted for 30%, 15%, 12% and 12% of product revenues for the nine months ended September 30, 2000.

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

Business Segment Information

The Company currently operates in one business segment, the sale of products for the DSL market, which it sells primarily to original equipment manufacturers and companies in the communication industries. The Company has also developed and sold products for the emerging Voice-over-Packet network markets. Sales of our Voice-over-Packet network products were not material for the three and nine-month periods ended September 30, 2001.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2. Inventories

Inventories are stated at the lower of cost (first in, first out) or market. The components of inventories are as follows (in thousands):

                                  September 30, December 31,
                                       2001         2000
                                   -----------  -----------
                                   (unaudited)
  Work-in-process................ $    11,763  $     5,393
  Finished goods.................       6,460        3,790
                                   -----------  -----------
                                  $    18,223  $     9,183
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

The Company recorded acquisition-related purchase consideration of $4.5 million in the three months ended March 31, 2001 as unearned stock-based compensation, in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $663,000 and $2 million of expense were recognized for the three and nine months ended September 30, 2001 and has been included in amortization of deferred compensation.

Goodwill and the assembled workforce are amortized on a straight-line basis over their expected useful lives of four and two years, respectively. The financial information for the three and nine months ended September 30, 2001 include the results of operations for vEngines from January 6, 2001 to the end of the reporting periods. Pro-forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company's results of operations and financial position for the three and nine-month periods ended September 30, 2001 and 2000.

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business acquisitions. Identifiable intangible assets consist of the assembled workforce. In the event that facts and circumstances indicate that the carrying value of goodwill and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the fair value associated with the asset would be compared to the asset's carrying amount to determine if a write-down may be required. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives. Goodwill and other intangible assets are as follows (in thousands):

                                               September 30,  December 31,
                                                    2001         2000
                                                -----------  -----------
                                                (unaudited)
  Goodwill.................................... $     7,472  $     1,657
  Other purchased intangibles.................       2,724        2,370
                                                -----------  -----------
                                                    10,196        4,027
  Less accumulated amortization...............      (3,291)        (827)
                                                -----------  -----------
  Goodwill and other intangible assets, net... $     6,905  $     3,200
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

                                           Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                         --------------------  --------------------
                                            2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
  Net loss............................. $  (1,286) $ (10,932) $ (15,498) $ (37,773)
                                         =========  =========  =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding...................    34,351     32,904     34,075     21,562
  Less weighted average shares
   subject to repurchase...............       569      1,570        747      1,539
                                         ---------  ---------  ---------  ---------
  Weighted average shares used in
   computing basic and diluted net
   loss per share......................    33,782     31,334     33,328     20,023
                                         =========  =========  =========  =========

  Basic and diluted net loss per share. $   (0.04) $   (0.35) $   (0.47) $   (1.89)
                                         =========  =========  =========  =========

The Company has excluded all outstanding stock options and shares subject to repurchase from the calculation of diluted net loss per share because these securities are antidilutive. As of September 30, 2001 and 2000, there were 10,132,624 and 6,695,694 of outstanding options to purchase shares of common stock excluded from the calculation of diluted net loss per share.

Comprehensive Net Loss

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                         --------------------  --------------------
                                            2001       2000       2001       2000
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (1,286) $ (10,932) $ (15,498) $ (37,773)

Change in unrealized gain on
  available-for-sale investments.......        85         21         92         45
                                         ---------  ---------  ---------  ---------
   Total comprehensive net loss........ $  (1,201) $ (10,911) $ (15,406) $ (37,728)
                                         =========  =========  =========  =========

6. Provision for Income Taxes

Based on an estimated annual effective tax rate, the income tax expense was $286,000 and $520,000 for the three and nine-month periods ended September 30, 2001, respectively. The 2001 income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations. This difference was primarily due to non-deductible acquisition related items and the amortization of deferred compensation, which was partially offset by the benefit of net operating loss carryforwards and research and development tax credits.

7. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets." These standards become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of 2002, goodwill and certain intangible assets will no longer be amortized but will be subject to annual impairment tests. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in results of operations of approximately $3.2 million per year. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and that goodwill acquired after June 30, 2001 not be amortized. Goodwill existing at June 30, 2001 will continue to be amortized through the end of fiscal 2001. During 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test. We have not yet determined what effect this test will have on our earnings and financial position.

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

Our discussion contains "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as "expected" or "anticipated" or imply that a particular future event or events will occur such as "will." Investors are cautioned that all forward-looking statements involve risks and uncertainties and those actual results could be materially different from those discussed in this report.

The section below entitled "Factors That May Affect Future Results" and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

Results of Operations for the Three Months Ended September 30, 2001 and 2000

Net Revenues. Our net revenues increased to $46.8 million for the three months ended September 30, 2001, compared to $17.7 million for the three months ended September 30, 2000. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the three months ended September 30, 2001 were Sumitomo Electric Industries and NEC who represented 65% and 22% of revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 91% of our revenues for the three months ended September 30, 2001.

Cost of Revenues and Gross Profit. Cost of revenues was $23.6 million for the three months ended September 30, 2001 resulting in a gross margin of $23.2 million, or 50% of net revenues. This compares to a gross margin of $7.6 million, or 43% of net revenues, for the three months ended September 30, 2000. The amortization of deferred compensation included in cost of goods sold for the three months ended September 30, 2001 and September 30, 2000 was $157,000 and $413,000, respectively. The increase in gross margin as a percentage of net revenues was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses. Research and development expenditures increased 42% to $16.0 million for the three months ended September 30, 2001 as compared to $11.3 million for the three months ended September 30, 2000. The increase was primarily due to the addition of engineering personnel and expenditures for software tools. The increases were offset by a $1.2 million decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures increased 8% to $4.8 million for the three months ended September 30, 2001 as compared to $4.4 million for the three months ended September 30, 2000. The increase was due to the addition of personnel and the associated payroll and related costs, offset by a $941,000 decrease in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures decreased 13% to $3.4 million for the three months ended September 30, 2001 as compared to $3.9 million for the three months ended September 30, 2000. The decrease was primarily due to a decrease in the amortization of deferred compensation of $1.4 million, offset by increases in payroll and related costs and increases in other expenditures.

Amortization of Deferred Compensation. Amortization of deferred compensation decreased by $3.8 million to $3.3 million for the three months ended September 30, 2001 as compared to $7.1 million for the three months ended September 30, 2000. The decrease was primarily attributable to the use of the graded vesting method of amortization, which resulted in accelerated amortization of deferred compensation expense over the earlier periods of the awards. The following table details the amount of deferred compensation included in expenses (in thousands):

                                   Expenses
                                  Excluding
                                 Amortization
                                 of Deferred
                                 Compensation
                                 and Non-Cash
                                    Stock         Amortization
                                 Compensation     of Deferred        Total
                                   Expense        Compensation      Expenses
                                --------------   --------------  --------------
For the three months
 ended September 30, 2001
  Cost of revenues............ $       23,422   $          157  $       23,579
  Research and
   development................         14,272            1,766          16,038
  Sales and marketing.........          4,274              489           4,763
  General and
   administrative.............          2,518              914           3,432
                                --------------   --------------  --------------
    Total..................... $       44,486   $        3,326  $       47,812
                                ==============   ==============  ==============

For the three months
 ended September 30, 2000
  Cost of revenues............ $        9,644   $          413  $       10,057
  Research and
   development................          8,262            3,006          11,268
  Sales and marketing.........          2,975            1,430           4,405
  General and
   administrative.............          1,663            2,275           3,938
                                --------------   --------------  --------------
    Total..................... $       22,544   $        7,124  $       29,668
                                ==============   ==============  ==============

Amortization of Goodwill and Other Acquisition-Related Intangibles. For the three months ended September 30, 2001 and 2000, we recorded $822,000 and $414,000 in amortization of goodwill and other acquisition related intangibles, related to goodwill and intangibles acquired from the Avio Digital asset purchase and the vEngines acquisition.

Interest Income. Interest income decreased 44% to $847,000 for the three months ended September 30, 2001 as compared to $1.5 million for the three months ended September 30, 2000. The decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio and lower invested balances during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Interest Expense. Interest expense decreased 43% to $17,000 for the three months ended September 30, 2001 as compared to $30,000 for the three months ended September 30, 2000. The decrease was primarily due to lower outstanding balances on long-term debt for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Provision for Income Taxes. Based on an estimated annual effective tax rate, the income tax expense was $286,000 for the three months ended September 30, 2001 compared to no income tax expense for the three months ended September 30, 2000. The provision of income taxes in 2001 primarily represents federal alternative minimum taxes based on projected U.S. taxable income for the year. There is no tax provision or benefit for 2000 primarily due to the inability to recognize the tax benefit of losses incurred.

Reduction in Workforce. In October 2001, as part of our effort to become more efficient and to reduce expenses, we completed a reduction in workforce affecting approximately 30 positions. As a result of the reduction in workforce, we expect to record a charge of approximately $225,000 during the fourth quarter of 2001, primarily related to costs incurred for employee severance. The quarterly reduction of payroll and related benefits expense related to this reduction in workforce is approximately $615,000.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Net Revenues. Our net revenues increased to $125.0 million for the nine months ended September 30, 2001 compared to $32.0 million for the nine months ended September 30, 2000. The increase reflects increasing unit shipments as our products gain market acceptance. Our major customers for the nine months ended September 30, 2001 were Sumitomo Electric Industries and NEC, who represented 52% and 35% of net revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 90% of our revenues for the nine months ended September 30, 2001.

Cost of Revenues and Gross Profit. Cost of revenues was $63.1 million for the nine months ended September 30, 2001, resulting in a gross margin of $62.0 million, or 50% of net revenues. This compares to a gross margin of $12.6 million, or 39% of net revenues, for the nine months ended September 30, 2000. The amortization of deferred compensation included in cost of goods sold for the nine months ended September 30, 2001 and 2000 was $671,000 and $1.1 million, respectively. The increase in gross margin as a percentage of net revenues was attributable to increased unit volume of shipments, whereby fixed costs were absorbed over more units, resulting in proportionally lower per unit fixed manufacturing costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses. Research and development expenditures increased 46% to $44.1 million for the nine months ended September 30, 2001 as compared to $30.2 million for the nine months ended September 30, 2000. The increase was primarily due to the addition of engineering personnel, expenditures for software tools and increases in depreciation. These increases were offset by a $2.4 million decrease in non-cash stock compensation and a $1.6 million decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures increased 22% to $13.9 million for the nine months ended September 30, 2001 as compared to $11.3 million for the nine months ended September 30, 2000. The increase was due to the addition of personnel and the associated payroll and related costs, offset by a $1.9 million decrease in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures increased 2% to $11.1 million for the nine months ended September 30, 2001 from $10.9 million for the nine months ended September 30, 2000. This increase was due to the addition of personnel and the associated payroll and related costs, offset by a $2.7 million decrease in the amortization of deferred compensation.

Amortization of Deferred Compensation. Amortization of deferred compensation decreased to $12.8 million from $19.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease was primarily attributable to the use of the graded vesting method of amortization, which resulted in accelerated amortization of deferred compensation expense over the earlier periods of the awards. The following table details the amount of deferred compensation included in expenses (in thousands):

                            Expenses
                           Excluding
                          Amortization
                          of Deferred
                          Compensation
                          and Non-Cash
                             Stock        Non-Cash    Amortization
                          Compensation     Stock      of Deferred      Total
                            Expense     Compensation  Compensation    Expenses
                          ------------  ------------  ------------  ------------
For the Nine months
 ended September 30, 2001
  Cost of revenues...... $     62,394  $         --  $        671  $     63,065
  Research and
   development..........       37,522            --         6,533        44,055
  Sales and marketing...       11,850            --         1,996        13,846
  General and
   administrative.......        7,536            --         3,559        11,095
                          ------------  ------------  ------------  ------------
    Total............... $    119,302  $         --  $     12,759  $    132,061
                          ============  ============  ============  ============

For the Nine months
 ended September 30, 200
  Cost of revenues...... $     18,439  $         --  $      1,064  $     19,503
  Research and
   development..........       19,602         2,391         8,157        30,150
  Sales and marketing...        7,389            --         3,915        11,304
  General and
   administrative.......        4,546           100         6,216        10,862
                          ------------  ------------  ------------  ------------
    Total............... $     49,976  $      2,491  $     19,352  $     71,819
                          ============  ============  ============  ============

Amortization of Goodwill and Other Acquisition-Related Intangibles. In the nine months ended September 30, 2001 and 2000, we recorded $2.5 million and $414,000 in amortization of goodwill and other acquisition related intangibles, related to goodwill and intangibles acquired from the Avio Digital asset purchase and the vEngines acquisition.

In-Process Research and Development Expense. In the nine months ended September 30, 2001, the Company recorded $7.4 million in charges for research and development related to the acquisition of vEngines. The Company did not consider products under development to have reached technological feasibility and, therefore, charged the related in-process research and development costs to operations upon acquisition. There were no comparable amounts for the nine months ended September 30, 2000.

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

Interest Income. Interest income increased 13% to $3.0 million for the nine months ended September 30, 2001 as compared to $2.6 million for the nine months ended September 30, 2000. The increase was primarily due to larger monthly cash and short-term investment balances maintained during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, when our monthly balances increased subsequent to our initial public offering in May of 2000. The increase in interest income was partially offset by lower interest rates obtained on our cash and short-term investment portfolio during 2001 as compared to 2000.

Interest Expense. Interest expense decreased 82% to $57,000 for the nine months ended September 30, 2001 as compared to $311,000 for the nine months ended September 30, 2000. The decrease was primarily due to the termination of our revolving credit agreement with Mitsubishi International Corporation, in June of 2000.

Provision for Income Taxes. Based on an estimated annual effective tax rate, the income tax expense was $520,000 for the nine months ended September 30, 2001 compared to no income tax expense for the three months ended September 30, 2000. The provision for income taxes in 2001 primarily represents federal alternative minimum taxes based on projected U.S. taxable income for the year. There was no tax benefit for 2000 primarily due to the inability to recognize the benefit of losses incurred.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2001, we had $93.6 million in cash, cash equivalents and short-term investments as compared to $87.7 million at December 31, 2000.

Operating activities provided $8.2 million of cash for the nine months ended September 30, 2001 primarily due to the net loss of $15.5 million, offset by non-cash charges of $12.8 million for the amortization of deferred compensation, $7.4 million of acquired in-process research and development expense, $3.3 million of depreciation and amortization expense, $2.5 million of amortization of goodwill and other acquisition related intangibles and a write-down of $990,000 in non-current investments. Net cash provided by operating activities also increased due to decreases in accounts receivable of $7.4 million and an increase in accrued liabilities of $5.4 million, offset by an increase in inventories of $9.0 million and a decrease in accounts payable of $7.6 million.

Net cash used in investing activities was $7.5 million for the nine months ended September 30, 2001, and was primarily related to net purchases of short-term investments, and purchases of property and equipment.

Cash generated from financing activities was $3.3 million for the nine months ended September 30, 2001, and was primarily related to the net proceeds from employee stock option exercises, offset by principal payments on long term debt.

We expect to devote substantial capital resources to continue our research and development efforts, to support our sales, marketing, and product development programs, to establish additional facilities worldwide and to fund other general corporate activities. We currently anticipate that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $9.3 million, $19.7 million, and $46.0 million for the years ended December 31, 1998, 1999, and 2000, respectively. Additionally, we experienced a net loss of $15.5 million for the nine-month period ending September 30, 2001.

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

In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have contributed to an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. Due to the general economic uncertainty, some companies may further reduce their budgets for spending on information technology and communications equipment. As a consequence, our sales cycle may become longer with some customers, and other prospective customers may postpone, reduce, or even forego the purchase of our products and services, which could negatively affect our revenues.

SEVERAL COMPANIES IN THE DSL MARKET HAVE EXPERIENCED SIGNIFICANT BUSINESS DIFFICULTIES DURING THE PAST YEAR, AND IF THERE IS CONTINUED SOFTNESS IN DEMAND FOR DSL EQUIPMENT, OUR BUSINESS AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

Since mid-2000, a number of competitive local exchange carriers (CLECs) in the business of installing and providing DSL service have had difficulty in obtaining sufficient capital to build their infrastructure and to introduce their services. In 2001, Northpoint Communications, Rhythm NetConnections and Covad Communications voluntarily filed for bankruptcy under Chapter 11. These companies have reduced their spending on DSL equipment, which has resulted in lower than expected sales volume for DSL equipment manufacturers including some of our major customers. In May of 2001, Nortel Networks, historically one of our major customers, announced plans to exit the DSL equipment business. A continued or further slowdown in sales of DSL equipment will likely result in a decline, cancellation or delay in sales orders for our products, which are components of DSL equipment. Any such decline, cancellation or delay will negatively affect our business and operating results.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 88% of net revenues for the nine months ended September 30, 2001 and 31% of net revenues for the year ended December 31, 2000. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in US dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN THE JAPANESE MARKET, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the Japanese market and have been able to achieve a dominant market share of DSL equipment purchases in Japan. In July of 2001, certain service providers announced plans to deploy lower priced competing DSL technologies in the Japanese market. If these competing technologies are successful, we may lose our dominant position in the Japanese market and our business and operating results may be adversely affected.

OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

We depend upon the continuing contributions of our key management, sales, customer support and product development personnel. The loss of such personnel could seriously harm us. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. In the third quarter of 2001, our Chief Financial Officer resigned and we have appointed an interim chief financial officer while we search for a replacement.

COMPETITION FOR QUALIFIED PERSONNEL IN THE SEMICONDUCTOR AND TELECOMMUNICATIONS INDUSTRIES IS INTENSE, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, WE WILL NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN.

Competition for qualified personnel in the semiconductor and telecommunications industries is intense, and we may not be successful in attracting and retaining personnel. Since September of 2000, we added a net of 136 new employees to our total work force, representing an increase of approximately 58%. There may be only a limited number of people with the requisite skills to serve in these positions, and it may become increasingly difficult to hire these people. Also, competitors and others have in the past, and may in the future, attempt to recruit our employees.

Furthermore, we rely, in part, on equity incentives to attract and retain qualified personnel. The market price of our common stock has fluctuated substantially since our initial public offering in May 2000. Some of our employees have been granted options with exercise prices well above the current market price of our common stock. It may be difficult to retain such employees. We have granted, and may grant, additional equity and/or cash compensation to our employees as incentive to remain with our Company. In addition, any perception by potential employees that our equity incentives are less attractive could harm our ability to attract qualified employees.

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

BECAUSE OTHER BROADBAND TECHNOLOGIES MAY COMPETE EFFECTIVELY WITH DSL SERVICES, OUR PRODUCTS MAY NOT CAPTURE MARKET SHARE.

DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster, and less expensive or has other advantages over DSL technology, then the demand for our DSL products may decrease.

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. We believe our principal competitors include, or will include, Alcatel, Broadcom, GlobeSpan and Texas Instruments. In addition, a number of other semiconductor companies, including Intel, have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

FUTURE CONSOLIDATION IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY MAY INCREASE COMPETITION THAT COULD HARM OUR BUSINESS.

The markets in which we compete are characterized by increasing consolidation both within the telecommunications equipment sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry may require that we reduce the prices of our products or result in a loss of market share, which could materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

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

Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with equipment manufacturers, which have chosen a competitor's semiconductor, could create barriers to future sales opportunities with these manufacturers.

A DESIGN WIN FROM A CUSTOMER IS NOT A GUARANTEE OF FUTURE SALES TO THAT CUSTOMER.

Achieving a design win with a customer does not create a binding commitment from that customer to purchase our products. Rather, a design win is solely an expression of interest by potential customers in purchasing our products and is not supported by binding commitments of any nature. Accordingly, a customer can choose at any time to discontinue using our products in their designs or product development efforts. Even if our products are chosen to be incorporated into a customer's products, we still may not realize significant revenues from that customer if their products are not commercially successful. Therefore, we cannot be sure that any design win will result in purchase orders for our products, or that these purchase orders will not be cancelled at a future date. Our inability to convert design wins into actual sales or any cancellation of a purchase order could have a negative impact on our financial condition and results of operations.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the three months ended September 30, 2001 were Sumitomo Electric Industries and NEC, accounting for 65% and 22% of our revenues, respectively. Our top five customers for the twelve months ended December 31, 2000 were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounting for 24%, 20%, 12%, 10% and 10%, of our revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

OUR CUSTOMERS MAY DEMAND PREFERENTIAL TERMS OR DELAY OUR SALES CYCLE, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our customers are in most cases larger than us and are able to exert a high degree of influence over us. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products as well as new products to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunication service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower than anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect our results from operations or cause them to significantly vary from quarter to quarter.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For the nine months ended September 30, 2001, 89% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS OR PAY MONETARY DAMAGES.

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to scope of these indemnity rights. If any claims from third parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

WE MAY BE REQUIRED TO OBTAIN LICENSES ON ADVERSE TERMS TO SELL INDUSTRY STANDARD COMPLIANT CHIP SETS.

We have received correspondence, including a proposed licensing agreement, from Amati Corporation (which was acquired by Texas Instruments) stating that they believe that they own a number of patents that are required to be compliant with the American National Standards Institute (ANSI) standard specifications T1.413 and ITU-T recommended G.991.1/2. These industry standards are based on the DMT line code. We have introduced products that we believe are compliant with these industry standards, and we may be required to obtain a license to these Amati Corporation patents. We are currently evaluating the patents and proposed licensing terms. If these patents are valid and essential to the implementation of products that are compliant with this industry standard, then Amati Corporation may be required to offer us a license on commercially reasonable, non- discriminatory terms. Because there are currently no established terms for such a license, we may be unable to agree with Amati Corporation on acceptable license terms. If these patents are valid, but not essential to the implementation of products that are compliant with this industry standard, and they apply to our products and we do not modify our products so they become non-infringing, then Amati Corporation would not be obligated to offer us a license on reasonable terms or at all. If we are not able to agree on license terms and as a result fail to obtain a required license, then we could be sued and potentially be liable for substantial monetary damages or have the sale of our products stopped by an injunction.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect the net proceeds from our current cash, cash equivalents and short-term investment balances to adequately meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

      announcements by us or our competitors of key design wins and product introductions;

      a decrease in the average selling price of our products; and

      ability to achieve cost reductions.

DUE TO OUR RECENT IMPLEMENTATION OF AN OPTION EXCHANGE PROGRAM, OUR MANAGEMENT AND EMPLOYEES MAY HAVE A NEAR TERM INCENTIVE TO KEEP OUR STOCK PRICE LOW.

We recently filed a statement on Schedule TO with the Securities and Exchange Commission relating to an offer to our employees, including our Chief Executive Officer, our President and our other executive officers, to exchange outstanding "underwater" stock options priced at $10 or higher for new options to be issued on a future date, currently expected to be on or about May 20, 2002. The exercise price for the new options will be equal to the market price of our common stock on the date of the grant. Since the relative value of the stock option increases as the exercise price decreases, management and employees participating in the option exchange would benefit from a lower market price for our common stock on May 20, 2002 (or such later date the new options are granted).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our investments were in money market funds, high quality commercial paper, auction rate preferred stocks and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $183,000 decrease in the fair value of our available-for-sale securities as of September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC.

(Registrant)

Dated: November 13, 2001

By:	/s/ Darrel Slack
Darrel Slack
Interim Chief Financial Officer (Principal Financial and Accounting Officer)