Form 10-K
period 2001-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2002-03-27
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission File Number 000-30649

CENTILLIUM COMMUNICATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3263530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

47211 Lakeview Boulevard
Fremont, California    94538
(Address of Principal Executive Offices including Zip Code)

(510) 771-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of Feruary 20, 2002, was approximately $229,900,780 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 20, 2002, approximately 34,635,875 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on June 11, 2002.

Centillium Communications, Inc.

FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

CAUTIONARY STATEMENT

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward- looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report, and similar discussions in our other Securities and Exchange Commission ("SEC") filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

Centillium is a leading provider of highly integrated silicon solutions that enable broadband communications. Using proprietary technologies and advanced design methodologies, Centillium designs, develops and supplies communications semiconductor solutions for applications in the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets.

The increasing desire of consumers and businesses to obtain low cost, high bandwidth and always-on access to the Internet and the continuing cost competitive pressures on voice services have created the need for new generations of communications semiconductor solutions. Broadband transmission of digital information over existing infrastructures requires highly integrated semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, than can typically be addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost- effectiveness, performance and reliability required by the broadband communications markets. These requirements are best addressed by new generations of highly integrated semiconductor devices that combine complex functions with high performance circuitry that can be manufactured in high volumes using cost-effective semiconductor technologies.

MARKETS

DIGITAL SUBSCRIBER LINE

Although the availability and use of high bandwidth applications for the Internet has grown significantly in recent years, low speed, dial-up access for consumers and expensive T-1 lines for businesses remain the predominant methods for reaching the Internet. Consumers are seeking low-cost, high-speed access to Internet content and other services that require transmission of large amounts of data such as highly graphical Web sites, MP3 audio files and streaming multimedia applications. Businesses have even greater requirements for high-speed access in order to implement electronic commerce strategies and to provide telecommuting employees with the same capabilities they would experience at the office.

As more consumers and businesses have begun to rely on the Internet and communications networks, the demand for access to these networks has accelerated. As a result, the number of devices and access lines leading into these networks has undergone dramatic growth. In addition, the demand for access is increasing as more and more corporate telecommuters, small businesses and self-employed individuals regularly access the Internet and other communications networks. Many users are demanding the same access speeds from their home offices that they experience at corporate locations.

To meet the demand for high-speed, broadband data transmission, network access providers have upgraded the main transmission channels, or backbone, of their networks with faster equipment. While this network backbone is now capable of delivering data at very high speeds, an access bottleneck continues to exist between the telephone companies' central offices and the end-users' homes and businesses. These copper line connections between the central office and the end-user are commonly known as the last mile. The last mile infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the copper wire infrastructure of the last mile has typically been limited to data transmission rates of up to 56 kilobits per second using standard dial-up analog modems. At this rate, several minutes may be required to access and display a media-rich Web site, and several hours may be required to transfer or download large files.

DSL technology allows consumers or businesses to access the Internet at speeds of up to eight megabits per second or more than 100 times as fast as dial up access by using the existing copper telephone wiring between the telephone company's central office and the end user. According to the Dell'Oro Group, the number of worldwide DSL subscribers grew from 5.6 million at the end 2000 to 16.8 million at the end of 2001 and is projected to reach 32.0 million by the end of 2002.

VOICE OVER PACKET

Consumers and businesses have become increasingly sensitive regarding their telephone service costs. Additionally, portions of many traditional voice networks are constrained by capacity limitations and also require routine maintenance of the existing communications equipment. As a result, telecommunications service providers must continuously evaluate the need for additional cost-efficient voice transmission and processing capacity in portions of their legacy voice networks. They have a choice of adding traditional equipment for supporting voice transmissions on their legacy networks or equipment based on high-density cost effective packet-based technologies.

VoP technology provides a number of economic and competitive advantages for service providers. A high capacity packet-based gateway or switch based on VoP technology allows service providers to reduce their investment in traditional Class 5 and Class 4 circuit switches and migrate to a converged voice and data switching infrastructure. A key benefit of this convergence is that service providers can reduce the long term cost of providing voice transmission services by migrating these transmissions from their legacy voice networks to their more efficient data networks.

These data networks use several different transmission standards, such as asynchronous transfer mode or ATM, Internet Protocol or Frame Relay. Voice over Packet technology enables voice signals to be transmitted over networks originally designed for data transmission by compressing voice signals into discrete packets of data, using one of the existing data transmission standards. Because of the high efficiencies enabled by these transmission standards, voice transmissions on a data network are significantly less costly than transmissions using the existing voice trunks connecting carriers' central office locations.

STRATEGY

Our objective is to be the leading provider of system- level products for equipment manufacturers serving the broadband communications markets. Key elements of our strategy include the following:

Target complementary high-growth broadband communications markets. Our strategy is to focus on complementary, high- growth broadband communications markets and to develop system-level solutions for applications in those markets. Our initial products are designed for the DSL infrastructure equipment, DSL end-user equipment and VoP markets. By targeting these complementary markets, which share common technologies and customers, we are able to more effectively utilize our existing engineering, sales and marketing resources.

Strengthen and expand relationships with strategic customers. We have established customer relationships with key equipment manufacturers, including Sumitomo Electric Industries, NEC, Lucent Technologies and Advanced Fibre Communications. We have shipped DSL products to each of these manufacturers, and have recognized approximately $144.4 million in gross revenues from sales to this group during the year ended December 31, 2001. During this period, sales to Sumitomo Electric Industries and NEC accounted for 48% and 38%, of our net revenues, respectively. We do not have long-term agreements with these customers relating to the sale of our products. Rather, they purchase our products on an order-by-order basis. These companies are market and technology leaders within the broadband communications market and selling products to these companies provides references for our products that in turn help to secure future sales. Collaborating with these industry leaders also helps us to enhance our technological capabilities. We believe these strategic relationships are essential to our continued growth and the further development and acceptance of our technologies.

Extend technology leadership. We have invested substantial resources to establish our technology leadership. We believe we were the first company to deliver a DSL infrastructure product, which manages multiple ports, and the first to deliver a set of the two primary semiconductors for a DSL modem which requires less than one watt of power. An important element of our technological leadership is our programmable digital signal processor and associated processing instructions, or algorithms, which are optimized for high bandwidth communications applications. This core technology can be extended through the manipulation of algorithms and software to develop multiple communications products for complementary markets.

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

PRODUCTS

DSL PRODUCTS

Each of our DSL products consists primarily of two semiconductor chips - a mixed-signal chip and a digital chip - and related software. The mixed-signal chip translates signals between analog and digital formats and our digital chip incorporates our proprietary software programmable digital signal processor, which provides flexibility for enhancements and upgrades.

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

  Full rate ADSL/G.lite. Each of our DSL products is designed for use with either the full rate ADSL standard (up to eight megabits per second) or the G.lite standard (up to 1.5 megabits per second).

DSL Infrastructure Products

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

DSL Customer Premises Equipment (CPE) Products

Our CPE products are deployed for use as a subsystem for devices that distribute network access for multiple appliances. Examples of these devices include the following:

  Integrated access device / residential gateway. An integrated access device and a residential gateway combine multiple voice and data channels for transmission from a home or small business to the telephone company's central office.

  Set-top box. A set-top box processes transmissions from the traditional cable television infrastructure and delivers digital signals, which can include voice, video or Internet access.

  Bridge / router. A bridge or router is a device that resides between network segments and forwards data to its appropriate destination.

VOICE OVER PACKET PRODUCTS

We currently sell two classes of products for the VoP Market: Entropia CO and Entropia CPE. Entropia CO is sold to manufacturers of broadband infrastructure products for use in carrier class equipment such as voice gateways and soft switches and is positioned to support current and evolving VoP applications. Entropia CPE is being marketed for use in voice- enabling equipment installed at enterprises. Examples of such equipment are a high-end integrated access device, or IAD, which aggregates multiple voice and data channels from businesses for transmission over the data network, and a private branch exchange, or PBX, which is a computer server that manages telephone calls in medium to large businesses.

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas, including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed- signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products, which have:

  flexibility due to programmability;
  low power consumption; and
  small size.

Software programmable digital signal processor. A cornerstone of our technology is our internally developed, software programmable digital signal processor. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications such as DSL and VoP networking. We currently use this core technology in every product line that is being developed within our company. This software programmable digital signal processor technology gives us the advantage of field programmability and scalable upgradability of devices for future standards.

Signal processing algorithms. A key component of our continued success is the expertise that we have developed in communications algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned analog signal suitable for transmission across copper telephone wires. We possess a thorough understanding of, and practical experience in, the process of transmitting and receiving a digital data stream in analog form. We also have significant experience developing algorithms to enable voice compression, echo cancellation and telephony signal processing. This expertise allows us to design highly efficient algorithms that in turn enable us to create products with high performance, re-programmability and low power consumption.

Digital chip design. We are experts in the area of highly complex, high-speed digital chip development. We perform both the logic design and the physical layout design for our products. All of our chips are designed and manufactured using the latest development tools and silicon process technologies.

Mixed-signal chip design. This mixed-signal chip translates signals between analog and digital formats. We believe our mixed-signal chip contains the highest level of integration in the industry, replacing the multiple components used in competing DSL solutions and also supporting multiple telephone lines for DSL infrastructure products.

System software. We have expertise in developing code that addresses the needs of network equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to write software that ensures that our products are interoperable with communications equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for simple installation and operation.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

We sell our products to leading manufacturers of broadband communications equipment in our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in several different markets.

As part of our business strategy, we periodically establish strategic relationships with certain key customers. From time to time, we have also entered into development agreements with Sumitomo Electric Industries, NEC and Lucent Technologies to co-develop products.

A small number of customers have historically accounted for a substantial portion of our revenue. Sales to NEC represented approximately 38% of our net revenue in 2001 and approximately 10% of our net revenue in 2000. Sales to Sumitomo Electric Industries represented approximately 48% of our net revenue in 2001 and approximately 20% of our net revenue in 2000. The loss of a key customer could materially and adversely affect our business, financial condition and results of operations.

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior application and engineering support. We believe that providing comprehensive product service and support is critical to shortening our customers' design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through our independent manufacturers' representatives. Our sales managers are dedicated to our principal customers to promote close cooperation and communication. Representatives support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

We manage a number of marketing programs designed to communicate our capabilities and benefits to broadband access equipment manufacturers. Our Web site is an important marketing tool where a wide range of information is available, including product information, white papers, application notes, press releases and contributed articles. In addition, we participate in industry trade shows, technical conferences and technology seminars, conduct press tours and publish technical articles in industry journals.

BACKLOG

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice, which allows customers to cancel or change orders with limited advance notice prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2001, we employed 194 engineers in Research and Development. Our employees, including our research and development staff, have collectively co-authored over 100 patents. As of December 31, 2001, we held 8 issued US patents, 36 U.S. utility patent applications pending and several provisional and foreign patent applications pending in various stages of prosecution. In addition, 189 of our employees hold a total of 236 advanced degrees, including 32 PhDs. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our targeted markets.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets is essential to our growth. As a result, we plan to increase research and development staffing levels in 2002. Research and development expense for 2001, 2000 and 1999 was approximately $59.0 million, $41.9 million and $13.4 million, respectively.

OPERATIONS AND MANUFACTURING

We outsource the fabrication, assembly and testing of our semiconductor devices. This fabless model allows us to focus our resources on the design, development and marketing of our products. We manage the production of our devices through our operations and manufacturing group, which consists of technology engineering, test engineering, quality assurance and reliability.

We source our semiconductor fabrication from some of the world's largest foundries: Mitsubishi Electric, Taiwan Semiconductor Manufacturing Co. and United Microelectronics Corporation. Our manufacturing strategy is to qualify and utilize multiple facilities within a given foundry partner for the fabrication of a given IC semiconductor device. This second source strategy seeks to ensure production and performance consistency, both of which are critical for our products, while maintaining multiple channels of supply.

Our independent wafer probe test subcontractors conduct our wafer probe testing. Following completion of the wafer probe tests, the dies are assembled into packages and the finished products are tested by one of our five key subcontractors: ST Assembly Test Services, Amkor Technology, Siliconware Precision, United Test and Assembly Center Ltd or Advanced Semiconductor Engineering. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

COMPETITION

Although we produce system-level products, we primarily compete with vendors of semiconductor devices for the DSL and VoP markets. We believe that the principal factors of competition for semiconductor vendors to these markets are product capabilities, level of integration, performance and reliability, power consumption, price, time-to-market, system cost, intellectual property, customer support and reputation. We believe we compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of semiconductors for both DSL central office and customer premises equipment and with suppliers of semiconductors for equipment enabling VoP networks. Our principal competitors that supply semiconductors include Alcatel Microelectronics, Analog Devices, Broadcom, Conexant Systems, GlobespanVirata, Intel, and Texas Instruments.

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

INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. To date, we have been granted eight U.S. patents and have a significant number of U.S. and international patent applications pending.

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

EMPLOYEES

As of December 31, 2001, we had a total of 336 employees, of whom 289 are engineers. None of our employees is represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense.

REVENUES BY GEOGRAPHIC AREA

The following is a summary of net revenues by major geographic area:

                                       Years Ended December 31,
                                   -------------------------------
                                     2001       2000       1999
                                   ---------  ---------  ---------
     Japan....................... $ 138,948     17,301  $   2,363
     North America...............    16,710     34,451        676
     Asia -- excluding Japan.....     3,108      4,587        555
     All other...................       741        135        150
                                   ---------  ---------  ---------
     Total....................... $ 159,507  $  56,474  $   3,744
                                   =========  =========  =========

ITEM 2. PROPERTIES

We lease two buildings in Fremont, California that comprise our corporate headquarters and include our administration, sales and marketing, research and development, and operations departments. In addition, we have leases for engineering design centers in Huntsville, Alabama and Plano, Texas and a sales office in Boston, Massachusetts. Internationally, we lease one design center in France and two in India and we also lease sales offices in Japan, and China.

These leases comprise an aggregate of 97,862 square feet and have terms expiring on or prior to December 2009. We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months and that additional leased space can be obtained on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation. Discussion regarding potential litigation can be found in Section 7, "Risk Factors" of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) none
(b) none
(c) none
(d) none

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock has traded on the Nasdaq National Market under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

Quarter	High	Low
Year ended December 31, 2000:
Second quarter	$ 71.00	$ 22.88
Third quarter	$ 107.00	$ 63.00
Fourth quarter	$ 95.75	$ 14.75
Year ended December 31, 2001:
First quarter	$ 49.19	$ 16.63
Second quarter	$ 37.15	$ 17.47
Third quarter	$ 26.68	$ 5.30
Fourth quarter	$ 10.21	$ 4.62

On February 20, 2002 there were approximately 212 record holders of the Company's Common Stock, and the last reported sale price of the Company's common stock was $10.00. We estimate that there were approximately 4,650 beneficial stockholders as of February 20, 2002.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the three fiscal years ended December 31, 2001, 2000 and 1999 and selected consolidated balance sheet data as of December 31, 2001 and December 31, 2000 are derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal year ended December 31, 1998 and the period from February 21, 1997 (inception) to December 31, 1997 and selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Annual Report.

                                                                                Period from
                                                                                February 21,
                                                                                   1997
                                                                                (inception)
                                                     Years Ended                    to
                                    ------------------------------------------  December 31,
                                      2001       2000       1999       1998        1997
                                    ---------  ---------  ---------  ---------  ----------
CONSOLIDATED STATEMENT OF                   (In thousands, except per share data)
 OPERATIONS DATA:
  Net revenues.................... $ 159,507  $  56,474  $   3,744  $     752  $      300
  Operating loss.................. $ (21,847) $ (49,826) $ (20,781) $  (9,722) $   (2,102)
  Net loss........................ $ (19,693) $ (45,998) $ (19,749) $  (9,256) $   (1,937)
  Deemed dividend on Series B
   convertible preferred stock....        --         --         --         --      (2,800)
  Net loss applicable to common
   stockholders................... $ (19,693) $ (45,998) $ (19,749) $  (9,256) $   (4,737)
  Net loss per share--basic and
   diluted........................ $   (0.59) $   (2.00) $   (2.23) $   (1.15) $    (0.59)
  Shares used to compute basic
   and diluted net loss per
   share..........................    33,495     22,950      8,842      8,056       8,000

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents and
   short-term investments......... $ 110,853  $  87,684  $  28,313  $   7,926  $   13,645
  Working capital................. $ 103,663  $  94,739  $  26,043  $   6,686  $   12,537
  Total assets.................... $ 144,208  $ 127,943  $  35,587  $  12,010  $   16,339
  Long-term debt and capital
   lease obligations, less
   current portion................ $      --  $     221  $     549  $   1,235  $      630
  Total stockholders' equity...... $ 121,158  $ 106,870  $  30,055  $   9,259  $   14,156

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

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, the allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 1 of notes to the consolidated financial statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Allowance for Doubtful Accounts. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required.

Sales Returns and Allowances. We establish, upon shipment of our products, a provision for estimated returns. Under certain circumstances we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased gross profit, should we experience increased product returns.

Inventory Valuation. We value our inventories at the lower of cost or market using the first-in, first-out method. We may record charges to write down inventories due to excess, obsolete and slow-moving inventory based on an analysis of the impact of changes in technology, the timing of these changes and our estimate of forecasted demand for our products. We typically use a six-month rolling forecast based on anticipated product orders, product order history, forecasts and backlog. We assess our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit.

Litigation and Contingencies. From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. In certain cases, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Should we not be able to secure the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profit.

Overview

We provide system-level products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies' communications infrastructure or in the customer premise for Internet or other network access in a home or small business. Our customers also include equipment vendors who supply Voice over Packet products that allow convergence of data and voice networks.

We were incorporated on February 21, 1997 and commenced operations on April 1, 1997. During the period from February 1997 through June 1999, we were a development stage company focused on developing our initial products, recruiting personnel, building our corporate infrastructure and raising capital, and therefore had no product revenue. In 1999, we began shipping products and recorded our first significant product revenues in the third quarter, emerging from the development stage at that time. Since 1999, we have also increased our investment in research and development, sales and marketing, operations and our general and administrative infrastructure.

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

Our revenues currently are derived from the sale of our DSL and Voice over Packet network products, which include the CopperLite CO, CopperLite CPE, Optimizer, and Entropia families of products. To date, we have generated a substantial portion of our revenues from a limited number of customers. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC represented 48% and 38% of our revenues, respectively. For the year ended December 31, 2000, Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks represented 24%, 20%, 12%, 10% and 10%, of our revenues, respectively. Our top two customers in 1999 were Sumitomo Electric Industries and NEC, who accounted for 34% and 21% of our revenues, respectively.

During 1999 and 1998, we recorded $1.2 million and $0.8 million of revenues, respectively, under best efforts technology development agreements. Revenues under these agreements represent payments we received for the performance of contract engineering services. Under these agreements, we generally received payments upon the completion of contractual milestones. We are not required to refund any payments under the contracts. Our policy is to recognize revenue under technology development agreements when applicable contractual milestones have been met, including deliverables; in any case, revenue recognized does not exceed the amount that would be recognized using the percentage of completion method. In this regard, the timing of technology development revenue depends on the timing of completion of milestones under individual agreements. Technology development revenue was not significant after 1999, but we still generate revenue from certain customers under development agreements from time to time. The costs associated with our technology development revenues are closely related to the costs of our ongoing research and development activities. Generally, the incremental costs of providing any deliverables under our technology development arrangements are not easily distinguishable from the costs of our ongoing activities, are not significant and have been included in research and development in our statements of operations.

We have focused our initial sales and marketing efforts on Asian and North American communications equipment manufacturers. During the years ended December 31, 2001, 2000, and 1999, 89%, 39% and 78% of our revenues, respectively, were to Asia. Revenues from our customers in Asia increased in 2001 compared to 2000 primarily due to the broad market acceptance and use of our DSL products in Japan. Revenues from our customers in North America decreased in 2001 compared to 2000 primarily due to decreases in spending in the communications equipment industry. We currently sell through our direct sales force in China, Japan, North America and the United Kingdom. We also sell through sales representatives in Canada, China, Hong Kong, Israel, Italy, Japan, Korea, North America and Taiwan. International revenues are denominated solely in U.S. dollars, which reduces our exposure to foreign currency exchange risks.

Revenues related to product sales are generally recognized when the products are shipped to the customer, title has transferred and no significant obligations remain. Allowances are provided for estimated returns at the time of shipment. In circumstances where we have not shipped the final version of our product, or when a customer has delayed its acceptance of our product, we defer recognition of the revenue associated with the given product at the time of shipment. In addition, we defer technology development revenues when customers make advance payments and specified milestones under the technology development contract have not been met. This deferred revenue is recognized when the final version of the product is delivered, upon acceptance by the customer, or when the specified milestones have been met. As of December 31, 2001, there was no deferred revenue. Deferred revenue as of December 31, 2000 was $200,000 and was comprised primarily of unearned technology development fees and prepayments from certain customers.

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

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, and depreciation associated with software development tools and amortization of deferred compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. For example, we require a substantial number of prototypes to build and test our complex products and therefore incur significant prototype costs. Because our research and development is key to our future success, we intend to increase our research and development expenditures in future periods.

Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred compensation. We intend to expand our direct and indirect sales operations substantially, both domestically and internationally, in order to increase market awareness, support customer requirements, and increase orders for our products. We expect that sales and marketing expenses will increase over the next year as we hire additional sales and marketing personnel, initiate additional marketing programs to support our products and establish sales offices in additional domestic and international locations. We intend to expand our use of independent manufacturers' representatives. We believe that to be successful, we must reach agreement with additional representatives in several countries. In addition, the complexity of our products and the applications support necessary for successful interoperability and customer specific applications requires highly trained customer service and support personnel. We expect to expand our customer service and support organization to meet these requirements.

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

In connection with the grant of certain stock and other equity-based compensation to our employees, technical advisors and directors, we have recorded amortization of deferred compensation of $15.3 million, $25.6 million and $4.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Deferred compensation is recorded upon grant and represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with Statement of Financial Accounting Standards No. 123 (FAS123) and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. Unamortized deferred compensation is presented as a reduction of stockholders' equity. See Note 7 of notes to consolidated financial statements for more information about our equity-based compensation programs.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $19.7 million, $46.0 million and $19.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues.

                                              Years ended December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
Net revenues..........................        100%       100%       100%
Cost of revenues......................         50          57          83
                                        ----------  ----------  ----------
Gross profit..........................         50          43          17
                                        ----------  ----------  ----------
Operating expenses:
  Research and development............         37          74         357
  Sales and marketing.................         11          27         102
  General and administrative..........          9          28         113
  Amortization of goodwill and other
   acquisition-related intangibles....          2           2          --
  In-process research and development.          5          --          --
                                        ----------  ----------  ----------
    Total operating expenses..........         64         131         572
                                        ----------  ----------  ----------
Operating loss........................        (14)        (88)       (555)
Interest income.......................          2           7          34
Interest expense......................         --          --          (6)
Loss on long-term investment..........         (1)         --          --
Provision for income taxes............         --          --          --
                                        ----------  ----------  ----------
Net loss..............................        (13)%       (81)%      (527)%
                                        ==========  ==========  ==========

Years ended December 31, 2001 and 2000

Net Revenues: Net revenues in 2001 were $159.5 million, compared with $56.5 million in 2000, an increase of 182%. The growth in revenue was due to a higher volume of shipments, which increased 191%, offset by a 4% decrease in our average selling price and changes in product mix. In addition, in the fourth quarter of 2001, we recorded $1.1 million in revenues from cancellation fees.

Cost of Revenues: Cost of revenues, which reflects costs of product revenues, was $79.8 million in 2001 and $32.3 million in 2000 resulting in gross profit as a percentage of revenues of 50% and 43%, respectively. The increase in gross profit as a percentage of revenues was attributable to improved yields and cost reductions at our suppliers, an increase in unit volume of shipments, and a decrease in excess and obsolete inventory writedowns as a percentage of sales. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses: Research and development expenses in 2001 were $59.0 million, compared to $41.9 million in 2000, an increase of 41%. The increase was due primarily to additions in engineering personnel, increased usage of materials necessary to build prototypes, increases in depreciation resulting from the additional purchases of laboratory equipment and software development tools offset by a decrease in the amortization of deferred compensation of $2.7 million.

Sales and Marketing Expenses: Sales and marketing expenses in 2001 were $18.0 million, compared to $15.5 million in 2000, an increase of 16%. The increase was due primarily to the addition of personnel, an increase in marketing activity such as customer visits and attendance at trade shows offset by a decrease in the amortization of deferred compensation of $2.7 million.

General and Administrative Expenses: General and administrative expenses in 2001 were $13.9 million, compared to $15.9 million in 2000, a decrease of 12%, which was primarily due to a decrease in the amortization of deferred compensation of $4.2 million, offset by increases in payroll and related costs, professional services, and business insurance expenditures. During 2001 and 2000, we charged $102,000 and $782,000, respectively, to bad debt expense based on our estimates of the collectibility of our accounts receivable.

Amortization of Deferred Compensation and Non-Cash Stock Compensation: Amortization of deferred compensation, which is allocated among the above expense categories, was $15.3 million in 2001 compared to $25.6 million in 2000, a decrease of $10.3 million. The decrease was primarily attributable to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life. In addition, expenses for 2001 and 2000 include charges of $70,000 and $2.3 million, respectively, related to grants to consultants.

In-Process Research and Development Expense: In the first quarter of fiscal 2001, we wrote off $7.4 million of acquired in-process research and development (IPR&D) related to our acquisition of vEngines, Inc. The entire IPR&D charge of $7.4 million related to one project. This project related to the development of high-density voice processing semiconductor products, which bridge circuit switched voice and data networks. The write off was necessary because the acquired technology had not yet reached technological feasibility and there were no alternative future uses for the technology.

At the time of the acquisition, the efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product could be produced to meet its design specifications including features, function and performance. At the acquisition date, we expected certain aspects of the acquired in-process technology to be developed into commercially feasible products.

We estimated the fair value of the acquired in-process technology based upon projected future revenues and cash flows related to the product that was expected to result from the in-process project. Specific consideration was given to the percentage of completion of the in-process project, which was estimated at 55%. The forecast cash flows were discounted back to a present value using a discount rate of 25%.

At the acquisition date, we expected to incur additional costs of $2.0 million to complete the in-process project, which we expected to complete in June 2001. Subsequent to the acquisition date, we discontinued development efforts on this specific project and intend to use certain aspects of this technology in future products.

Loss on Non-Current Investment: We monitor and evaluate the realizable value of our non-current equity investment and if events and circumstances indicate that the decline in value of this asset is other- than-temporary, we write down the carrying value to estimated fair value. In June 2001, in connection with the ongoing evaluation and review of our non- current equity investment, we recorded a non-cash charge of $990,000 to write down the basis of this investment to zero as a result of this impairment. In January 2002, we sold this non-current equity investment for $440,000 and will report this as a gain in the first quarter of 2002.

Interest Income: Interest income was $3.6 million in 2001, compared to $4.2 million in 2000, a decrease of 13%. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio, offset partially by an increase in average invested balances.

Interest Expense: Interest expense was $76,000 in 2001, compared to $334,000 in 2000, a decrease of 77%. The decrease was primarily due to the termination of our revolving credit agreement with Mitsubishi International Corporation in June 2000.

Provision for Income Taxes: We recorded a tax provision of $400,000 for the year ended December 31, 2001, which represents federal and state minimum taxes as well as foreign income taxes. We recorded a provision for foreign income taxes of $8,000 for the year ended December 31, 2000.

As of December 31, 2001, we have $25 million and $16 million of net operating loss carryforwards for federal and state purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $1.5 million and $400,000, respectively. The net operating losses and federal credit carryforwards will expire at various dates beginning in 2005, if not utilized.

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and our reported cumulative net losses to date, we have provided a full valuation allowance against our deferred tax assets.

The valuation allowance at December 31, 2001 includes approximately $3.9 million related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

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

Research and Development Expenses: Research and development expenses in 2000 were $41.9 million, compared to $13.4 million in 1999, an increase of 214%. The increase was due primarily to additions in engineering personnel, increased usage of materials necessary to build prototypes, increases in depreciation resulting from the additional purchases of laboratory equipment and software development tools and an increase in amortization of deferred compensation of $9.0 million.

Sales and Marketing Expenses: Sales and marketing expenses in 2000 were $15.5 million, compared to $3.8 million in 1999, an increase of 305%. These increases were due primarily to the addition of personnel, an increase in marketing activity such as customer visits and attendance at trade shows and an increase in amortization of deferred compensation of $4.2 million.

General and Administrative Expenses: General and administrative expenses in 2000 were $15.9 million, compared to $4.2 million in 1999, an increase of 275%. These increases were due primarily to the addition of personnel in the accounting, human resources, information services and facilities functions and an increase in amortization of deferred compensation of $7.0 million. During 2000 and 1999, we charged $782,000 and $150,000, respectively, to bad debt expense to reserve for specific aged customer receivable balances and to establish a reserve for unidentified potential bad debt exposures.

Amortization of Deferred Compensation and Non-Cash Stock Compensation: Amortization of deferred compensation, which is allocated among the above expense categories, was $25.6 million in 2000, compared to $4.1 million in 1999, an increase of $21.5 million. The increase was attributable to deferred stock compensation recorded in 2000 of $31.1 million related to option grants made to a significant number of new and existing employees and the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life. In addition, expenses for 2000 and 1999 include charges of $2.3 million and $173,000, respectively, related to grants to consultants.

Interest Income: Interest income was $4.2 million in 2000, compared to $1.3 million in 1999, an increase of 227%. This increase was due to higher cash and cash equivalent balances resulting from our initial public offering in May 2000.

Interest Expense: Interest expense was $334,000 in 2000, compared to $242,000 in 1999, an increase of 38%. The increase was due to higher outstanding balances under our working capital line of credit during 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 2001, we had $110.9 million in cash, cash equivalents and short-term investments as compared to $87.7 million at December 31, 2000.

Cash and cash equivalents increased to $93.7 million at December 31, 2001 from $71.2 million at December 31, 2000. Operating activities provided $25.8 million in cash. This was primarily the result of the net loss of $19.7 million being more than offset by the non-cash impact of $15.3 million in amortization of deferred compensation, $7.5 million of depreciation and amortization expense, $7.4 million of acquired in process research and development expense and a write-down of $990,000 in non-current investments. Net cash provided by operating activities also increased due to a decrease in accounts receivable of $12.8 million and an increase in accrued liabilities of $6.9 million, offset by decreases in accounts payable of $5.3 million and other current assets of $1.0 million.

Net cash used in investing activities was $7.6 million for the year ended December 31, 2001, and was primarily related to net purchases of short-term investments, and purchases of property and equipment of $7.3 million.

Cash generated from financing activities was $4.3 million for the year ended December 31, 2001, and was primarily related to the net proceeds from employee stock plans.

Our principal source of liquidity as of December 31, 2001 consisted of $110.9 million of cash and cash equivalents, and short-term investments. In 2001, we began generating cash in an amount sufficient to fund our operations. We anticipate that our existing capital resources and cash flow generated from future operations will enable us to maintain our current level of operations and planned operations and capital expenditures for at least the next 12 months. Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

                                                      Payments due by period
                                        -------------------------------------------------------
                                          Total     1 year    2-3 years  4-5 years  Over 5 years
                                        ---------  ---------  ---------  ---------  -----------
Operating Leases-Facilities........... $   5,708  $   1,891  $   2,996  $     764  $        57
Operating Leases-Software.............     7,351      5,140      2,211         --           --
Inventory Purchase Commitments........     4,574      4,574         --         --           --
                                        ---------  ---------  ---------  ---------  -----------
Total cash obligations................ $  17,633  $  11,605  $   5,207  $     764  $        57
                                        =========  =========  =========  =========  ===========

We expect to devote capital resources to continue our research and development efforts, to support our sales, marketing, and product development programs, to establish additional facilities worldwide and to fund other general corporate activities. From time to time, we receive various inquiries or claims in connection with intellectual property and other rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Depending on the amount and timing of the resolutions of these claims, our future cash flows could be materially adversely affected in a particular period.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We adopted FAS 133 as of January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of FAS 133 did not have a material impact on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

We will apply FAS 142 beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $2.8 million ($0.08 per share) in fiscal 2002. We will reclassify an assembled workforce intangible asset with an unamortized balance of $644,000 to goodwill at the date of adoption. We will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of fiscal 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. We have not yet determined what the effect of these tests will have on our financial statements.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for impairment or disposal of long- lived assets and is effective January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. We do not expect that the adoption of FAS 144 will have a significant impact on our financial statements.

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $19.7 million, $46.0 million, and $19.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

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

Since mid-2000, a number of competitive local exchange carriers (CLECs) in the business of installing and providing DSL service have had difficulty in obtaining sufficient capital to build their infrastructure and to introduce their services. In 2001, Northpoint Communications and Rhythm NetConnections voluntarily filed for bankruptcy under Chapter 11. These companies have reduced their spending on DSL equipment, which has resulted in lower than expected sales volume for DSL equipment manufacturers including some of our major customers. In May 2001, Nortel Networks, historically one of our major customers, announced plans to exit the DSL equipment business. A continued or further slowdown in sales of DSL equipment will likely result in a decline, cancellation or delay in sales orders for our products, which are components of DSL equipment. Any such decline, cancellation or delay may negatively affect our business and operating results.

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

      ability to achieve cost reductions; and

      fluctuations in the timing and amount of customer requests for product shipments.

DUE TO OUR RECENT IMPLEMENTATION OF AN OPTION EXCHANGE PROGRAM, OUR MANAGEMENT AND EMPLOYEES MAY HAVE A NEAR TERM INCENTIVE TO KEEP OUR STOCK PRICE LOW.

We recently filed a statement on Schedule TO with the Securities and Exchange Commission relating to an offer to our employees, including our Chief Executive Officer, our President and our other executive officers, to exchange outstanding "underwater" stock options priced at $10 or higher for new options to be issued on a future date, currently expected to be on or after June 4, 2002. The exercise price for the new options is expected to be equal to the market price of our common stock on the date of the grant. Since the relative value of the stock option increases as the exercise price decreases, management and employees participating in the option exchange would benefit from a lower market price for our common stock on June 4, 2002 (or such later date the new options are granted).

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIROR MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

Our officers and directors and their affiliates owned or controlled approximately 14.7% of our common stock as of February 20, 2002. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 87% of net revenues for the year ended December 31, 2001 and 31% of net revenues for the year ended December 31, 2000. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in US dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN THE JAPANESE MARKET, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the Japanese market and have been able to achieve a dominant market share of DSL equipment purchases in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in the Japanese market. If these competing technologies are successful, we may lose our dominant position in the Japanese market and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For the year ended December 31, 2001, 89% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the year ended December 31, 2001 were Sumitomo Electric Industries and NEC, accounting for 48% and 38% of our revenues, respectively. Our top five customers for the year ended December 31, 2000 were Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks accounting for 24%, 20%, 12%, 10% and 10%, of our revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, PAY MONETARY DAMAGES, OR OBTAIN LICENSES ON ADVERSE TERMS.

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our chip sets cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our chip sets. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. From time to time we receive letters from customers inquiring as to scope of these indemnity rights. If any claims from third parties required us to indemnify customers under our agreements, the costs could be substantial and our business could be harmed.

We have received correspondence from certain parties, including Texas Instruments, Alcatel, and Ricoh, requesting us to discuss the potential need for non-exclusive licenses permitting us to utilize technology covered by various patents held by these parties. We could be subject to claims similar to the Texas Instruments, Alcatel and Ricoh claims in the future. Depending on the amount and timing of any unfavorable resolutions of these claims, our future results of operations or cash flows could be materially adversely affected in a particular period. There can be no guaranty that the aggregate effect of any such claims will not have a material adverse effect on our business, financial condition or results of operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect that our current cash and cash equivalents, short-term investment balances and cash generated from operations will be adequate to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our investments were in money market funds, high quality commercial paper, government and non- government debt securities and auction rate preferred stock. A hypothetical 100 basis point increase in interest rates would result in an approximate $88,000 decrease in the fair value of our available-for-sale securities as of December 31, 2001. See Note 3 of notes to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
March 12, 2002

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                              Years ended December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------

Net product revenues.................. $  159,207  $   56,324  $    2,509
Technology development revenues.......        300         150       1,235
                                        ----------  ----------  ----------
    Total net revenues................    159,507      56,474       3,744
Cost of revenues......................     79,781      32,251       3,118
                                        ----------  ----------  ----------
Gross profit..........................     79,726      24,223         626
                                        ----------  ----------  ----------
Operating expenses:
  Research and development............     59,034      41,879      13,357
  Sales and marketing.................     17,953      15,497       3,823
  General and administrative..........     13,879      15,846       4,227
  Amortization of goodwill and other
   acquisition-related intangibles....      3,285         827          --
  In-process research and development.      7,422          --          --
                                        ----------  ----------  ----------
    Total operating expenses..........    101,573      74,049      21,407
                                        ----------  ----------  ----------
Operating loss........................    (21,847)    (49,826)    (20,781)
Interest income.......................      3,620       4,170       1,274
Interest expense......................        (76)       (334)       (242)
Loss on long-term investment..........       (990)         --          --
                                        ----------  ----------  ----------
Loss before provision for income
 taxes................................    (19,293)    (45,990)    (19,749)
Provision for income taxes............        400           8          --
                                        ----------  ----------  ----------
Net loss.............................. $  (19,693) $  (45,998) $  (19,749)
                                        ==========  ==========  ==========

Basic and diluted net loss per share.. $    (0.59) $    (2.00) $    (2.23)
                                        ==========  ==========  ==========
Shares used to compute basic and
 diluted net loss per share...........     33,495      22,950       8,842

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                December 31,
                                                            --------------------
                                                              2001       2000
                                                            ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  93,724  $  71,240
  Short-term investments..................................    17,129     16,444
  Accounts receivable--net of allowance for doubtful
   accounts of $1,026 at December 31, 2001 and $932 at
   December 31, 2000......................................     4,042     16,883
  Inventories.............................................     9,356      9,183
  Other current assets....................................     2,147      1,552
                                                            ---------  ---------
   Total current assets...................................   126,398    115,302
Property and equipment, net...............................    11,483      8,355
Goodwill and other intangible assets, net.................     6,085      3,200
Other assets..............................................       242      1,086
                                                            ---------  ---------
     Total assets......................................... $ 144,208  $ 127,943
                                                            =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $   7,854  $  13,133
  Accrued payroll & related expenses......................     3,272      2,578
  Accrued liabilities.....................................    11,268      4,277
  Accrued taxes...........................................        77          8
  Deferred revenue........................................        --        200
  Long-term debt--current portion.........................       264        367
                                                            ---------  ---------
   Total current liabilities..............................    22,735     20,563
Long-term debt............................................        --        221
Other liabilities.........................................       315        289

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.001 par value:
    Authorized shares: 10,000,000; Issued and outstanding
     shares: none at December 31, 2001 and 2000...........        --         --
  Common stock; $0.001 par value:
    Authorized shares: 100,000,000; Issued and
     outstanding shares: 34,576,062 at December 31, 2001,
     33,030,114 at December 31, 2000......................        35         33
  Additional paid in capital..............................   229,224    208,520
  Stockholder note receivable.............................        --       (430)
  Accumulated other comprehensive income..................        66          8
  Deferred compensation...................................    (8,734)   (21,521)
  Accumulated deficit.....................................   (99,433)   (79,740)
                                                            ---------  ---------
     Total stockholders' equity...........................   121,158    106,870
                                                            ---------  ---------
     Total liabilities and stockholders' equity........... $ 144,208  $ 127,943
                                                            =========  =========

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

                                                                                                                        Accum-
                                                                                                                        ulated
                                     Convertible                                                   Stock-                Other     Total
                                   Preferred Stock       Common Stock      Additional  Deferred   holders'    Accum-    Compre-   Stock-
                                 -------------------- -------------------   Paid-In     Compen-     Notes     ulated    hensive  holders'
                                    Shares     Amount   Shares     Amount   Capital     sation    Receivable  Deficit   Income    Equity
                                 ------------  ------ -----------  ------  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 1998....   7,839,482  $    8   8,505,600  $    9  $   23,681  $    (446) $      --  $ (13,993) $    --  $   9,259
 Noncash issuance of common
  stock for services and
  other.........................          --      --      97,643      --         173         --         --         --       --        173
 Cash proceeds from issuance
  of Series C convertible
  preferred stock, net of
  issuance costs................   7,610,754       7          --      --      35,568         --         --         --       --     35,575
 Exercise of options to
  purchase common stock for
  cash and notes................          --      --   1,715,598       1       1,147         --       (430)        --       --        718
 Deferred compensation related
  to stock option grants........          --      --          --      --      19,701    (19,701)        --         --       --         --
 Amortization of deferred
  compensation..................          --      --          --      --          --      4,104         --         --       --      4,104
 Net loss.......................          --      --          --      --          --         --         --    (19,749)      --    (19,749)
 Unrealized loss on available-
  for-sale investments..........          --      --          --      --          --         --         --         --      (25)       (25)
                                                                                                                                 ---------
 Total comprehensive net loss...          --      --          --      --          --         --         --         --       --    (19,774)
                                 ------------  ------ -----------  ------  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 1999....  15,450,236      15  10,318,841      10      80,270    (16,043)      (430)   (33,742)     (25)    30,055
 Noncash issuance of common
  stock for services............          --      --      53,900      --       2,333         --         --         --       --      2,333
 Exercise of options to
  purchase common stock for
  cash..........................          --      --   1,939,010       2       2,551         --         --         --       --      2,553
 Issuance of shares under
  Employee Stock Purchase
  Plan..........................          --      --      52,196      --         801         --         --         --       --        801
 Deferred compensation related
  to stock option grants........          --      --          --      --      31,088    (31,088)        --         --       --         --
 Amortization of deferred
  compensation..................          --      --          --      --          --     25,610         --         --       --     25,610
 Conversion of preferred stock
  to common stock............... (15,450,236)    (15) 15,450,236      15          --         --         --         --       --         --
 Issuance of common stock for
  cash, net of issuance costs
  of $7,182.....................          --      --   5,200,000       6      91,477         --         --         --       --     91,483
 Exercise of warrants to
  purchase common stock.........          --      --      15,931      --          --         --         --         --       --         --
 Net loss.......................          --      --          --      --          --         --         --    (45,998)      --    (45,998)
 Unrealized gain on available-
  for-sale investments..........          --      --          --      --          --         --         --         --       33         33
                                                                                                                                 ---------
 Total comprehensive net loss...          --      --          --      --          --         --         --         --       --    (45,965)
                                 ------------  ------ -----------  ------  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 2000....          --      --  33,030,114      33     208,520    (21,521)      (430)   (79,740)       8    106,870
 Noncash issuance of common
  stock for services............          --      --      10,000      --          70         --         --         --       --         70
 Exercise of options to
  purchase common stock for
  cash..........................          --      --     557,412       1       2,394         --         --         --       --      2,395
 Cash proceeds from payments on
  stockholder note receivable...          --      --          --      --          --         --        430         --       --        430
 Issuance of shares under
  Employee Stock Purchase
  Plan..........................          --      --     164,621      --       1,883         --         --         --       --      1,883
 Deferred compensation related
  to stock option grants, net
  of terminations...............          --      --          --      --      (1,958)     1,958         --         --       --         --
 Amortization of deferred
  compensation..................          --      --          --      --          --     15,346         --         --       --     15,346
 Common stock issued in
  connection with acquisition...          --      --     813,915       1      18,315         --         --         --       --     18,316
 Acquisition related deferred ..
  compensation..................          --      --          --      --          --     (4,517)        --         --       --     (4,517)
 Net loss.......................          --      --          --      --          --         --         --    (19,693)      --    (19,693)
 Unrealized gain on available-
  for-sale investments..........          --      --          --      --          --         --         --         --       58         58
                                                                                                                                 ---------
 Total comprehensive net loss...          --      --          --      --          --         --         --         --       --    (19,635)
                                 ------------  ------ -----------  ------  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 2001....          --  $   --  34,576,062  $   35  $  229,224  $  (8,734) $      --  $ (99,433) $    66  $ 121,158
                                 ============  ====== ===========  ======  ==========  =========  =========  =========  =======  =========

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                   Years ended December 31,
                                                                               -------------------------------
                                                                                 2001       2000       1999
                                                                               ---------  ---------  ---------
OPERATING ACTIVITIES
Net loss..................................................................... $ (19,693) $ (45,998) $ (19,749)
Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation and leasehold amortization expense.............................     4,245      3,770      2,258
 Net loss on retirements of property and equipment...........................       472         --         --
 Amortization of deferred compensation.......................................    15,346     25,610      4,104
 Issuance of common stock for services and other.............................        70      2,333        173
 Amortization of goodwill and other acquisition related intangibles..........      3285        827         --
 Amortization of warrants issued in conjunction with financings..............         4          6         10
 In-process research and development.........................................     7,422         --         --
 Loss on non-current investment..............................................       990         --         --
   Changes in operating assets and liabilities:
    Accounts receivable......................................................    12,841    (15,968)      (915)
    Inventory................................................................      (173)    (7,972)    (1,211)
    Other current assets.....................................................    (1,045)    (1,037)      (258)
    Other assets.............................................................      (146)         6        (59)
    Working capital line of credit...........................................        --     (2,044)     2,044
    Accounts payable.........................................................    (5,280)    12,323        682
    Accrued payroll and related expenses.....................................       694      1,678        512
    Accrued liabilities......................................................     6,861      3,960        154
    Deferred revenue.........................................................      (200)        78         47
    Other liabilities........................................................        95        217         53
                                                                               ---------  ---------  ---------
     Net cash provided by (used in) operating activities.....................    25,788    (22,211)   (12,155)
                                                                               ---------  ---------  ---------
INVESTING ACTIVITIES
 Purchases of short-term investments.........................................   (28,642)   (29,045)   (27,626)
 Sales and maturities of short-term investments..............................    28,015     37,745      7,600
 Purchases of property and equipment.........................................    (7,252)    (7,594)    (3,005)
 Acquisitions, net of cash acquired..........................................       258         --         --
 Purchases of intangibles and other long-term assets.........................        --     (5,017)        --
                                                                               ---------  ---------  ---------
     Net cash (used in) investing activities.................................    (7,621)    (3,911)   (23,031)
                                                                               ---------  ---------  ---------
FINANCING ACTIVITIES
 Principal payments on capital lease.........................................        --       (164)      (223)
 Principal payments on long-term debt obligations............................      (391)      (513)      (498)
 Proceeds from issuance of common stock, net of repurchases..................     4,278     94,837        718
 Proceeds from stockholder note receivable                                          430         --         --
 Proceeds from issuance of preferred stock...................................        --         --     35,575
                                                                               ---------  ---------  ---------
     Net cash provided by financing activities...............................     4,317     94,160     35,572
                                                                               ---------  ---------  ---------

 Net increase in cash and cash equivalents...................................    22,484     68,038        386
Cash and cash equivalents at beginning of period.............................    71,240      3,202      2,816
                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of period................................... $  93,724  $  71,240  $   3,202
                                                                               =========  =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest..................................................... $      76  $     327  $     244
  Cash paid for income taxes................................................. $     331  $      --  $      --

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Issuance of common stock for note receivable............................... $      --  $      --  $     430
  Deferred compensation related to stock option grants, net of terminations.. $   2,559  $  31,088  $  19,701

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies Nature of Operations:

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California on February 21, 1997 for the purpose of developing and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company has focused initially on developing products designed for the Digital Subscriber Line (DSL) and Voice over Packet markets.

Our revenues currently are derived from the sale of our DSL and Voice over Packet products, which include the CopperLite CO, CopperLite CPE, Optimizer, and Entropia families of products.

On May 24, 2000, the Company issued 4.0 million shares of common stock in a registered underwritten initial public offering and 600,000 shares of common stock in a concurrent private placement at a price of $19.00 per share. On June 5, 2000, the Company sold an additional 600,000 shares pursuant to the underwriters' overallotment option granted in connection with its initial public offering. Net proceeds from these offerings were $91.5 million and are being used for general working capital purposes and selected asset purchases.

Centillium has incurred significant losses since inception and, as of December 31, 2001, had an accumulated deficit of $99.4 million including a net loss for the year ended December 31, 2001 of $19.7 million.

Principles of Consolidation: The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition: Revenues related to product sales are generally recognized when the products are shipped to the customer, title has transferred and no significant obligations remain. In circumstances where the Company has not shipped the final production version of a product, or when the customer has delayed its acceptance of our product, the Company defers recognition of the revenue until acceptance. Under certain circumstances the Company allows its customers to return product. A provision is made for estimated product returns. Our products are warranted to be free from defect for a period of one year. A provision is made for warranty costs as shipments are made. To date, such costs have not been material.

The Company has also performed research and product development work under best efforts technology development agreements. Revenues under technology development agreements are recognized when applicable contractual milestones have been met, including deliverables, and in any case, do not exceed the amount that would be recognized using the percentage-of- completion method. The costs associated with our technology development revenues are closely related to the costs of our ongoing research and development activities. Generally, the incremental costs of providing any deliverables under our technology development arrangements are not easily distinguishable from the costs of our ongoing activities, are not significant and have been included in research and development in our statements of operations.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash, cash-equivalents and short- term investments in several high credit-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U.S. currency derived from revenues earned from customers primarily located in Japan and the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral, but obtains letters of credit or prepayments as deemed necessary. The Company maintains reserves for potential credit losses. Management judgment is used to estimate the required reserves. Actual results could differ from those estimates.

Customer Concentrations: The following customers accounted for 10% or more of total accounts receivable:

                                                    December 31,
                                                ---------------------
                                                  2001       2000
                                                ---------  ---------
   Sumitomo Electric Industries...............        61%       30%
   Lucent Technologies........................        *  %       19%
   NEC........................................        20%       10%

* represents less than 10% of total accounts receivable.

Supplier Concentrations: The Company depends on a single or limited number of outside contractors to fabricate, assemble and test our semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or inability to obtain reduced pricing from suppliers in response to competitive pressures.

Cash Equivalents and Short-term Investments: The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. At December 31, 2001 and 2000, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories: Inventories are stated at the lower of cost (first in, first out) or market. The components of inventories are as follows (in thousands):

                                                    December 31,
                                                --------------------
                                                  2001       2000
                                                ---------  ---------
   Work-in-process............................ $   6,600  $   5,393
   Finished goods.............................     2,756      3,790
                                                ---------  ---------
                                               $   9,356  $   9,183
                                                =========  =========

Property and Equipment: Property and equipment are carried at cost less accumulated depreciation. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the assets' estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Property and equipment are as follows (in thousands):

                                                    December 31,
                                                --------------------
                                                  2001       2000
                                                ---------  ---------
   Equipment and software..................... $  19,399  $  13,900
   Furniture and fixtures.....................       914        657
   Leasehold improvements.....................     1,107        349
   Construction in progress...................       387        791
                                                ---------  ---------
                                                  21,807     15,697
   Accumulated depreciation and amortization..   (10,324)    (7,342)
                                                ---------  ---------
   Property and equipment, net................ $  11,483  $   8,355
                                                =========  =========

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the recoverability of long-lived assets by comparison of the carrying amount to undiscounted future net cash flows. If the Company considers such assets to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds their fair market value, as determined by discounted cash flows.

Software Development Costs: Costs incurred in the research and development of the software embedded in our products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which is evidenced by a working model that includes the semiconductor device and embedded software; accordingly, development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed.

Advertising Costs: The Company expenses advertising costs as incurred. These costs were not material and are included in sales and marketing expense.

Shipping and Handling: The cost of shipping products to customers is not material, and is included in cost of goods sold.

Foreign Currency Accounting: The United States dollar is the functional currency for all foreign operations. The effect on the consolidated statements of operations of transaction and translation gains and losses is insignificant for all years presented.

Fair value of financial instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company's investments are insignificant.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business acquisitions. Identifiable intangible assets consist primarily of assembled workforce. In the event that facts and circumstances indicate that the carrying value of goodwill and intangible assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the fair value associated with the asset would be compared to the asset's carrying amount to determine if a write- down may be required. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of between 24 and 48 months. Goodwill and other intangible assets are as follows (in thousands):

                                                    December 31,
                                                --------------------
                                                  2001       2000
                                                ---------  ---------
   Goodwill................................... $   7,473  $   1,657
   Other purchased intangibles................     2,724      2,370
                                                ---------  ---------
                                                  10,197      4,027
   Less accumulated amortization..............    (4,112)      (827)
                                                ---------  ---------
   Goodwill and other intangible assets, net.. $   6,085  $   3,200
                                                =========  =========

Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                    Years ended December 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
   Net loss .................................. $ (19,693) $ (45,998) $ (19,749)
                                                =========  =========  =========
   Basic and diluted:
     Weighted average shares of common
      stock outstanding.......................    33,909     24,405      9,363
     Less weighted average shares subject
      to repurchase...........................       414      1,455        521
                                                ---------  ---------  ---------
     Weighted average shares used in computing
      basic and diluted net loss per share ...    33,495     22,950      8,842
                                                =========  =========  =========

   Basic and diluted net loss per share ...... $   (0.59) $   (2.00) $   (2.23)
                                                =========  =========  =========

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 5,903,370, 7,809,376 and 3,417,007 shares of common stock have been excluded for the years ended December 31, 2001, 2000 and 1999.

Stock-based Compensation: As described in Note 7, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB Opinion No. 25), and to adopt the disclosure-only provisions as required under statement of Financial Accounting Standards No. 123, "Accounting For Stock- Based Compensation" (FAS 123).

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

New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting methods for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted FAS 133 as of January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply FAS 142 beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $2.8 million ($0.08 per share) in fiscal 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $644,000 to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of fiscal 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for impairment or disposal of long- lived assets and is effective January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of FAS 144 will have a significant impact on its financial statements.

NOTE 2. Acquisition and Asset Purchase

Acquisition: On January 5, 2001, the Company completed its acquisition of vEngines, Inc. ("vEngines"). vEngines developed high-density voice processing semiconductor products, which bridge circuit switched voice and packet-based data networks. This technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. vEngines' targeted customer base included communications equipment manufacturers that provide carrier and access voice gateways and remote access servers.

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

Security Exchanged	Valuation Methodology
Common stock - not subject to repurchase	Fair value of Company's stock
Common stock - subject to repurchase	Black-Scholes option pricing model
Options	Black-Scholes option pricing model

Including direct acquisition costs of approximately $523,000, the aggregate purchase price of vEngines was approximately $18.8 million. The acquisition has been accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of vEngines subsequent to the acquisition date.

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

The Company recorded acquisition-related deferred compensation of $4.5 million as unearned stock-based compensation. This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $2.7 million of expense was recognized for the year ended December 31, 2001 and has been included in amortization of deferred compensation.

Goodwill and the assembled workforce are amortized on a straight-line basis over their expected useful lives of four and two years, respectively. Beginning January 1, 2002, upon adoption of FAS 142, the Company will no longer amortize goodwill; rather, goodwill will be evaluated for impairment at least on an annual basis.

Pro-forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company's results of operations and financial position for the year ended December 31, 2001.

Asset Purchase: In June 2000, the Company acquired for cash consideration certain assets from Avio Digital Inc. and entered into employment agreements with key employees of Avio Digital Inc. The Company has assigned a portion of the purchase price to identifiable tangible and intangible assets based on their fair values. The excess of the purchase price over the identifiable assets has been recorded as intangible assets and goodwill in the financial statements.

NOTE 3. Cash Equivalents and Short-term Investments

The estimated fair market values of cash equivalents and short-term investments are based on quoted market prices. Cash equivalents and short-term investments as of December 31, 2001 and 2000 were as follows (in thousands):

                                                                     Estimated
                                                 Gross      Gross      Fair
                                    Amortized  Unrealized Unrealized  Market
                                      Cost       Gain       Loss       Value
                                    ---------  ---------  ---------  ---------
December 31, 2001
----------------------------------
Cash equivalents:
  Money market funds.............. $  88,359  $      --  $      --  $  88,359
  Obligations of U.S. government
   and affiliated agencies..........     747         --         --        747
                                    ---------  ---------  ---------  ---------
                                      89,106         --         --     89,106
                                    ---------  ---------  ---------  ---------
Short-term investments:
  Corporate debt securities.......       475          5         --        480
  Obligations of U.S. government
   and affiliated agencies........    16,121         63         (2)    16,182
  Certificates of deposit.........       467         --         --        467
                                    ---------  ---------  ---------  ---------
                                      17,063         68         (2)    17,129
                                    ---------  ---------  ---------  ---------
    Total cash equivalents and
     short-term investments....... $ 106,169  $      68  $      (2) $ 106,235
                                    =========  =========  =========  =========

December 31, 2000
----------------------------------
Cash equivalents:
  Money market funds.............. $  65,125  $      --  $      --  $  65,125
  Corporate debt securities.......       997         --         (1)       996
                                    ---------  ---------  ---------  ---------
                                      66,122         --         (1)    66,121
                                    ---------  ---------  ---------  ---------
Short-term investments:
  Commercial paper................       990         --         --        990
  Corporate debt securities.......     1,974          6         --      1,980
  Obligations of U.S. government
   and affiliated agencies........    11,000          3         --     11,003
  Auction rate preferred stock
   and other......................     2,000         --         --      2,000
  Certificates of deposit.........       471         --         --        471
                                    ---------  ---------  ---------  ---------
                                      16,435          9         --     16,444
                                    ---------  ---------  ---------  ---------
    Total cash equivalents and
     short-term investments....... $  82,557  $       9  $      (1) $  82,565
                                    =========  =========  =========  =========

The following is a summary of amortized costs and estimated fair values of debt securities by contractual maturity as of December 31, 2001 (in thousands):

                                                           Available-for-Sale
                                                          --------------------
                                                          Amortized  Estimated
                                                            Cost     Fair Value
                                                          ---------  ---------
   Amounts maturing within one year..................... $  16,810  $  16,878
   Amounts maturing after one year, within three years..     1,000        998
                                                          ---------  ---------
   Total available-for-sale.............................    17,810     17,876
   Less amounts classified as cash and cash equivalents.      (747)      (747)
                                                          ---------  ---------
                                                         $  17,063  $  17,129
                                                          =========  =========

Note 4. Loss on Non-Current Investment

Management monitors and evaluates the realizable value of its non-current equity investment and if events and circumstances indicate that the decline in value of this asset is other-than-temporary, the Company writes the carrying value down to estimated fair value. In June 2001, in connection with the ongoing evaluation of its non-current equity investment, management recorded a non-cash charge of $990,000 to write down the basis of the investment to zero as a result of impairment in the value of this asset. In January 2002, we sold this non-current equity investment for $440,000 and will report this as a gain in the first quarter of 2002.

NOTE 5. Long-Term Debt Obligations

In April 1998, the Company entered into an agreement with a bank and a financial institution which allows the Company to make multiple draws up to $1,000,000 for the purchase of equipment. The facility bears interest at 7.30% at December 31, 2001 and 2000.

Draws under the facility are payable via principal and interest payments made ratably over a forty-two month period from the initial draw date. The Company had approximately $132,000 and $433,000 outstanding against the equipment facility as of December 31, 2001 and 2000, respectively, and no remaining amount was available as the aggregate draw under the facility had reached $1,000,000 in fiscal 1999. At the end of the equipment facility's term, the Company is obligated to make an additional payment of total facility draws multiplied by 15% ($150,000 as of December 31, 2001 and 2000). The Company is recording the additional payment as interest expense over the life of the related long-term obligation. The Company has accrued approximately $132,000 and $89,000 relating to this additional payment as of December 31, 2001 and 2000, respectively.

In conjunction with the equipment facility described above, the Company issued a warrant to the bank and to the financial institution to purchase 1,800 and 9,450 shares, respectively, of the Company's common stock at an exercise price of $4.00 per share. The warrants are immediately exercisable and will expire in May 2005. The fair value is not material for reporting purposes. On June 2, 2000, 1,800 of these warrants were exercised.

In September 1997, the Company negotiated a $1,000,000 term loan with a bank to finance equipment purchases. The term loan had an interest rate equal to the bank's prime rate plus 0.25% per annum (9.75% at December 31, 2000). The note was payable via monthly interest payments until April 1998 at which time the Company began making thirty-six equal monthly payments of principal and interest. As of December 31, 2000, the Company had approximately $70,000 outstanding against the term loan. In the first quarter of 2001, the outstanding balance was paid in full in accordance with the terms of the loan.

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

The Company's long-term debt obligation at December 31, 2001 of $264,000 matures in 2002.

NOTE 6. Commitments and Contingencies

The Company leases its facilities under operating leases expiring through 2009. Rental expense was approximately $2.2 million, $1.3 million and $642,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2002.

In July 1997, the Company issued a warrant in conjunction with a capital lease agreement. The warrant is immediately exercisable and allows the holder to purchase 10,500 shares of the Company's Series B3 convertible preferred stock at an exercise price of $4.00 per share. The warrant was exercised on July 11, 2000. The fair value assigned to the warrant was not material for financial reporting purposes.

Future minimum lease payments under the Company's operating leases at December 31, 2001 are as follows (in thousands):

   2002........................... $   7,031
   2003...........................     4,086
   2004...........................     1,121
   2005...........................       713
   2006...........................        51
   Thereafter.....................        57
                                    ---------
     Total minimum payments....... $  13,059
                                    =========

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of December 31, 2001, the Company's non-cancelable purchase obligation is $4.6 million.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should the company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7. Stockholders' Equity

Preferred Stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of 10,000,000 shares of preferred stock from time to time in one or more series with such designation, rights preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

Common Stock Reserved: Common stock reserved is as follows:

                                                         December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
   Common stock options...........................   5,893,920    7,799,926
   Common stock warrants..........................       9,450        9,450
                                                    -----------  -----------
                                                     5,903,370    7,809,376
                                                    ===========  ===========

Deferred Compensation: During the years ended December 31, 2001, 2000 and 1999, the Company recorded deferred compensation, net of adjustments for employee terminations, of approximately $2.6 million, $31.1 million and $19.7 million, respectively. This deferred compensation represents the difference between the grant price and the deemed fair value for financial statement reporting purposes of the Company's common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with FAS 123 and FAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four.

Deferred compensation expense was allocated among the associated expense categories as follows (in thousands):

                                            Years ended December 31,
                                        -------------------------------
                                          2001       2000       1999
                                        ---------  ---------  ---------
   Cost of revenues................... $     797  $   1,459  $     139
   Research and development...........     7,992     10,722      1,744
   Sales and marketing................     2,361      5,075        821
   General and administrative.........     4,196      8,354      1,400
                                        ---------  ---------  ---------
                                       $  15,346  $  25,610  $   4,104
                                        =========  =========  =========

Stockholders' Notes Receivable: In November 1999, the Company issued 215,000 shares of common stock in connection with the exercise of an employee stock option at an exercise price of $2.00 per share in return for a full recourse note receivable for $430,000. The note earned interest at an annual interest rate of 6.00% per annum and was paid in full in June 2001.

Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the grant of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options granted prior to May 23, 2000 are immediately exercisable and generally vest over a period of four years from the date of grant. Options granted on or after May 23, 2000 are exercisable when vested and generally vest over a four-year period. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant.

In February 2001, the Company adopted a nonstatutury stock option plan that authorized the grant of nonstatutory stock options ("options") to purchase shares of the Company's common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board of Directors or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer's initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options shall be determined by the plan administrator, with the prices generally being not be less than the fair value of the common stock at the date of grant. Upon termination of the option holder's employment, any unvested stock issued shall revert back to the plan.

In December 2001, the Company offered a voluntary stock option exchange program to its employees and officers. Under the program, participants were able to tender for cancellation stock options that have an exercise price equal to or greater than $10 per share for replacement options to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options. The exercise price of the replacement options is expected to be equal to 100 percent of the market price of Centillium's common stock on the grant date of the replacement options. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. On December 3, 2001, 5.2 million stock options were tendered for cancellation and are expected to be exchanged for new options on or after June 4, 2002.

The following is a summary of additional information with respect to the stock option plan:

                                                   Options Outstanding
                                         -----------------------------------
                                                                   Weighted
                                           Options                  Average
                                          Available    Number of   Exercise
                                          for Grant     Shares       Price
                                         -----------  -----------  ---------
Balance at December 31, 1998...........   1,601,250    3,358,257  $    0.35
  Options authorized...................   1,500,000           --         --
  Options granted......................  (2,106,600)   2,106,600  $    1.80
  Options exercised....................          --   (1,719,348) $    0.67
  Options available due to                                        $
   repurchase of unvested shares.......       3,750           --  $    0.40
  Options canceled.....................     355,252     (355,252) $    0.30
                                         -----------  -----------
Balance at December 31, 1999...........   1,353,652    3,390,257  $    1.09
  Options authorized...................   5,569,743           --         --
  Options granted......................  (6,988,263)   6,988,263  $   22.45
  Options exercised....................          --   (2,044,234) $    1.40
  Options available due to
   repurchase of unvested shares.......     105,224           --         --
  Options canceled.....................     534,360     (534,360) $   14.71
                                         -----------  -----------
Balance at December 31, 2000...........     574,716    7,799,926  $   19.22
  Options authorized...................   7,040,434           --         --
  Options granted......................  (5,059,462)   5,059,462  $   18.81
  Options exercised....................          --     (612,695) $    4.04
  Options available due to
   repurchase of unvested shares.......      55,283
  Options canceled.....................   6,352,773   (6,352,773) $   27.03
                                         -----------  -----------
Balance at December 31, 2001...........   8,963,744    5,893,920  $   12.02
                                         ===========  ===========

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2001:

                           Options Outstanding             Options Exercisable (1)
                   --------------------------------  ---------------------------------
                                          Weighted                           Weighted
                                           Average                           Average
                               Weighted   Remaining              Weighted   Remaining
                                Average   Contractual             Average   Contractual
Range of           Number of   Exercise     Life     Number of   Exercise      Life
Exercise Prices      Shares      Price     (years)     Shares      Price     (years)
-----------------  ----------  ---------  ---------  ----------  ---------  ----------
$ 0.40--$  5.00..  1,453,323  $    3.36        7.8   1,426,295  $    3.41        3.36
$ 5.15--$  7.67..  1,767,516       6.90        9.7     164,317       7.50        6.90
$10.00--$ 18.00..  1,032,936      12.38        8.6     681,737      10.25         8.6
$18.06--$ 22.00..    987,763      19.30        8.6     186,908      19.14         8.6
$22.55--$ 68.88..    596,340      29.73        9.2      87,586      33.28         9.2
$75.13--$ 75.13..     56,042      75.13        8.6      20,206      75.13         8.6
                   ----------                        ----------
$ 0.40--$ 75.13..  5,893,920  $   12.02        8.8   2,567,049  $    8.21         8.8
                   ==========                        ==========

Employee Stock Purchase Plan: To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's fiscal years beginning January 1, 2001, equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 164,621 and 52,196 shares of common stock during fiscal years 2001 and 2000 respectively.

Stock-Based Compensation: The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in 1999 was estimated using the minimum-value method and the fair value of the options granted in 2001 and 2000 were estimated using the Black-Scholes method, with the following weighted average assumptions:

                                                             Employee    Employee
                                                               Stock       Stock
                                                             Purchase    Purchase
                                   Stock Option Plan           Plan        Plan
                           -------------------------------  ----------- -----------
                             2001       2000       1999           2001     2000
                           ---------  ---------  ---------  ----------- -----------
 Expected life from vest
    date.................  2.9 years  3.0 years  4.0 years  6.0 months  6.0 months
 Volatility..............       147%      128%       -- %        147%       128%
 Risk-free interest
  rate...................      3.90%     6.28%     5.50%       1.93%      6.28%
 Dividend rate...........        --         --         --           --          --

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

                                                     Years ended December 31,
                                                 -------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  ---------
FAS 123 Pro forma net loss applicable
  to common stockholders....................... $ (70,336) $ (42,524) $ (20,075)
FAS 123 Pro forma basic and diluted net loss
  per share applicable to common shareholders.. $   (2.10) $   (1.85) $   (2.27)

The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $7.86, $16.72 and $0.36 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2001 and 2000 were $7.93 and $12.54 per share, respectively.

NOTE 8. Income Taxes

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                    Years ended December 31,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
   Current:
      Federal................................. $     278  $      --  $      --
      State...................................        65         --         --
      Foreign.................................        57          8         --
                                                ---------  ---------  ---------
                                               $     400  $       8  $      --
                                                =========  =========  =========

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is explained as follows (in thousands):

                                                 Years ended December 31,
                                             -------------------------------
                                               2001       2000       1999
                                             ---------  ---------  ---------
Tax (benefit) at federal statutory rate.... $  (6,560) $ (15,641) $  (6,715)
Loss for which no tax benefit is
 currently recognizable....................        --      3,414      5,073
Unbenefited foreign losses...................      --      5,301         --
Amortization of deferred compensation........   5,252      6,926      1,642
Purchased in-process research and development
 and amortization of goodwill and other
 acquired intangibles........................   3,640         --         --
Utilization of net operating losses, net of
 changes in valuation allowance............    (2,237)        --         --
Other........................................     305          8         --
                                             ---------  ---------  ---------
Total tax  provision....................... $     400  $       8  $      --
                                             =========  =========  =========

As of December 31, 2001, the Company has $25 million and $16 million of net operating loss carryforwards for federal and state purposes, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $1.5 million and $400,000, respectively. The net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2005, if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                        Years ended December 31,
                                        ---------------------
                                          2001       2000
                                        ---------  ---------
Deferred tax assets:
  Net operating losses................ $   9,606  $  14,655
  Tax credit carryforwards............     1,756      1,793
  Reserves and accruals...............     8,835      4,482
                                        ---------  ---------
Total deferred tax assets.............    20,197     20,930
Valuation allowance................... $ (20,197) $ (20,930)
                                        ---------  ---------
Net deferred tax assets...............        --         --
                                        ---------  ---------
Net deferred taxes.................... $      --  $      --
                                        =========  =========

Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses to date, the Company has provided a full valuation allowance against its deferred tax assets.

The valuation allowance decreased by approximately $733,000 for the year ended December 31, 2001 and increased by approximately $8.6 million and $7.2 million for the years ended December 31, 2000 and 1999, respectively. The valuation allowance at December 31, 2001 includes approximately $3.9 million related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

NOTE 9. Business Segment Information

Through December 31, 2001, the Company's revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following is a summary of net revenues by major geographic area:

                                       Years Ended December 31,
                                   -------------------------------
                                     2001       2000       1999
                                   ---------  ---------  ---------
     Japan....................... $ 138,948     17,301  $   2,363
     North America...............    16,710     34,451        676
     Asia -- excluding Japan.....     3,108      4,587        555
     All other...................       741        135        150
                                   ---------  ---------  ---------
     Total....................... $ 159,507  $  56,474  $   3,744
                                   =========  =========  =========

The following customers account for 10% or more of net revenues:

                                            Years ended December 31,
                                        -------------------------------
                                          2001       2000       1999
                                        ---------  ---------  ---------
   Sumitomo Electric Industries.......        48%       20%      34%
   NEC................................        38%       10%      21%
   Lucent Technologies................        *  %       24%      *  %
   Copper Mountain Networks...........        *  %       12%      *  %

* represents less than 10% of net revenues.

NOTE 10. 401(K) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. There was no amount contributed by the Company to the plan for the years ended December 31, 2001, 2000 and 1999.

NOTE 11. Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

                                               Year 2001 Three Month Ended
                                        ------------------------------------------
                                         Mar 31     Jun 30     Sep 30     Dec 31
                                        ---------  ---------  ---------  ---------
Net revenues.......................... $  31,855  $  46,371  $  46,804  $  34,477
Cost of revenues......................    16,171     23,315     23,579     16,716
Gross profit..........................    15,684     23,056     23,225     17,761
Operating loss........................   (14,590)      (497)    (1,830)    (4,930)
Net loss.............................. $ (13,457) $    (755) $  (1,286) $  (4,195)
Basic and diluted net loss per share.. $   (0.41) $   (0.02) $   (0.04) $   (0.12)
Shares used to compute basic and
 diluted net loss per share...........    32,775     33,426     33,782     33,995

                                               Year 2000 Three Month Ended
                                        ------------------------------------------
                                         Mar 31     Jun 30     Sep 30     Dec 31
                                        ---------  ---------  ---------  ---------
Net revenues.......................... $   4,723  $   9,752  $  17,658  $  24,341
Cost of revenues......................     3,483      5,963     10,057     12,748
Gross profit..........................     1,240      3,789      7,601     11,593
Operating loss........................   (10,312)   (17,364)   (12,424)    (9,726)
Net loss.............................. $ (10,058) $ (16,783) $ (10,932) $  (8,225)
Basic and diluted net loss per share.. $   (1.03) $   (0.89) $   (0.35) $   (0.26)
Shares used to compute basic and
 diluted net loss per share...........     9,808     18,919     31,334     31,738

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election for Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than May 1, 2002 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 11, 2002 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Executive Compensation" and "Compensation of Directors" contained in the Proxy Statement. In addition, Exhibits 10.29 through 10.30 of this report contain recently executed Employment Agreements.

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

(a) (2) Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2001, 2000, and 1999 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II--Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

                            Balances at  Charged to              Balances at
                             Beginning   Costs and   Deductions      End
                             of Period    Expense    Write-Offs   of Period
                            -----------  ----------  ----------  -----------
                                               (in thousands)
Year ended December 31,
 1999..................... $        --  $      150  $       --  $       150
                            ===========  ==========  ==========  ===========
Year ended December 31,
 2000..................... $       150  $      782  $       --  $       932
                            ===========  ==========  ==========  ===========
Year ended December 31,
 2001..................... $       932  $      102  $       (8) $     1,026
                            ===========  ==========  ==========  ===========

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits
Exhibit Number	Description
3.1*	Certificate of Incorporation of the Registrant
4.1*	Specimen certificate of common stock
4.2*	Bylaws of the Registrant
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2**	1997 Stock Plan
10.3**	2000 Employee Stock Purchase Plan
10.5*	Lease, dated August 16, 1999, between the Registrant and Renco Investment Company
10.21*	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10.22*	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10.23**	2001 Nonstatutory Stock Option Plan
10.24 ***	Lease, dated August 28, 2000, between the Registrant and Bedford Property Industries, Inc.
10.25***	Change of Control Severance Agreement between the Registrant and Surendra Mandava dated December 14, 2000
10.26 ***	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10.27 ***	Change of Control Severance Agreement between the Registrant and Shahin Hedayat dated December 14, 2000
10.28 ***	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10.29	Employment Terms Sheet between the Registrant and Darrel Slack dated December 12, 2001
10.30	Offer letter between the Registrant and Todd DeBonis dated December 13, 2001
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

__________

* Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
** Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
*** Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 19, 2001.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

(c) Exhibits.

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 25, 2002.
Centillium Communications, Inc.

By:	/s/ Faraj Aalaei
Faraj Aalaei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Faraj Aalaei Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002
/s/ Darrel Slack Darrel Slack	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2002
/s/ Shahin Hedayat Shahin Hedayat	President and Director	March 25, 2002
/s/ Robert C. Hawk Robert C. Hawk	Director	March 25, 2002
/s/ Lip-Bu Tan Lip-Bu Tan	Director	March 25, 2002