Form 10-Q
period 2002-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2002-05-01
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    On April 16, 2002, approximately 34,636,766 shares of the Registrant's Common Stock, $.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          March 31,  December 31,
                                                            2002         2001
                                                        -----------  -----------
                                                        (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $    94,063  $    93,724
  Short-term investments..............................      13,922       17,129
  Accounts receivable - net of allowance for doubtful
   accounts of $1,006 at March 31, 2002 and $1,026
   at December 31, 2001...............................       5,984        4,042
  Inventories.........................................       7,373        9,356
  Other current assets................................       1,986        2,147
                                                        -----------  -----------
    Total current assets..............................     123,328      126,398
Property and equipment, net...........................      11,530       11,483
Goodwill .............................................       5,835        5,190
Other acquisition intangibles, net....................         208          895
Other assets..........................................         337          242
                                                        -----------  -----------
    Total assets...................................... $   141,238  $   144,208
                                                        ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $    10,927  $     7,854
  Accrued payroll & related expenses..................       3,893        3,272
  Accrued liabilities.................................      12,385       11,268
  Accrued taxes.......................................         102           77
  Long-term debt-current portion......................         196          264
                                                        -----------  -----------
    Total current liabilities.........................      27,503       22,735
Other liabilities.....................................         307          315
Commitments and contingencies

Stockholders' equity:
Common stock..........................................          35           35
Additional paid in capital............................     229,418      229,224
Accumulated other comprehensive income................          22           66
Deferred compensation.................................      (6,488)      (8,734)
Accumulated deficit...................................    (109,559)     (99,433)
                                                        -----------  -----------
    Total stockholders' equity........................     113,428      121,158
                                                        -----------  -----------
    Total liabilities and stockholders' equity........ $   141,238  $   144,208
                                                        ===========  ===========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

                                           Three Months Ended
                                              March 31,
                                         --------------------
                                            2002       2001
                                         --------- ----------
Net revenues........................... $  22,606  $  31,855
Cost of revenues.......................    12,066     16,171
                                         ---------  ---------
Gross profit...........................    10,540     15,684
                                         ---------  ---------
Operating expenses:
  Research and development.............    13,609     14,272
  Sales and marketing..................     4,898      4,274
  General and administrative...........     3,043      3,485
  Amortization of goodwill and other
   acquisition-related intangibles.....        42        821
  In-process research and development..        --      7,422
                                         ---------  ---------
    Total operating expenses...........    21,592     30,274
                                         ---------  ---------
Operating loss.........................   (11,052)   (14,590)
Interest income........................       523      1,183
Interest expense.......................       (13)       (21)
Gain on non-current investment.........       440         --
                                         ---------  ---------
Loss before provision for income taxes.   (10,102)   (13,428)
Provision for income taxes.............        24         29
                                         ---------  ---------
Net loss............................... $ (10,126) $ (13,457)
                                         =========  =========

Basic and diluted net loss per share... $   (0.30) $   (0.41)
                                         =========  =========
Weighted average common shares
   outstanding--basic and diluted......    34,294     32,775
                                         =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                     For the Three
                                                                 Months Ended March 31,
                                                               --------------------------
                                                                  2002          2001
                                                               ------------  ------------
Operating activities
Net loss..................................................... $    (10,126) $    (13,457)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization of deferred compensation......................        1,811         5,521
  Depreciation and amortization expense......................        1,595         1,097
  Amortization of goodwill and other acquisition
   related intangibles.......................................           42           821
  Acquired in-process research and development...............          --          7,422
  Stock-based compensation...................................          307           --
  Amortization of warrants issued in conjunction
   with debt & other.........................................          --              1
  Changes in operating assets and liabilities:
    Accounts receivable......................................       (1,942)       (1,563)
    Inventories..............................................        1,983        (8,396)
    Other current assets.....................................          161           195
    Other assets.............................................          (95)          --
    Accounts payable.........................................        3,073         3,096
    Accrued payroll and related expenses.....................          621           201
    Deferred revenue.........................................          --            (28)
    Accrued liabilities......................................        1,117           985
    Other liabilities........................................           26            40
                                                               ------------  ------------
Net cash used in operating activities........................       (1,427)       (4,065)

Investing activities
  Purchases of short-term investments........................       (2,999)      (10,581)
  Sales and maturities of short-term investments.............        6,162        17,955
  Purchases of property and equipment........................       (1,642)       (1,117)
  Cash acquired in acquisition...............................          --            258
                                                               ------------  ------------
Net cash provided by investing activities....................        1,521         6,515

Financing activities
  Principal payments on long term debt obligations...........          (68)         (195)
  Proceeds from issuance of common stock, net of repurchases.          313           386
                                                               ------------  ------------
Net cash provided by financing activities....................          245           191
                                                               ------------  ------------
Net increase in cash and cash equivalents....................          339         2,641
Cash and cash equivalents at beginning of period.............       93,724        71,240
                                                               ------------  ------------
Cash and cash equivalents at end of period................... $     94,063  $     73,881
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

The Company's revenues currently are derived from the sale of our DSL and Voice over Packet products, which include the CopperFlite CO, CopperFlite CPE, Optimizer and Entropia families of products.

Centillium has incurred significant losses since inception and, as of March 31, 2002, had an accumulated deficit of approximately $109.6 million including a net loss for the three months ended March 31, 2002 of $10.1 million.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K (File No. 000-30649), filed with the Securities and Exchange Commission on March 27, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Customer Concentrations

Two customers accounted for 60% and 27% and 35% and 39% of net revenues for the three months ended March 31, 2002 and 2001, respectively. One additional customer accounted for 16% of net revenues for the three months ended March 31, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. As of July 1, 2001, the Company adopted this accounting standard.

In addition, as of January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. For further discussion, see Note 3, "Goodwill and Other Intangible Assets."

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2. Inventories

The components of inventories are as follows (in thousands):

                                     March 31,  December 31,
                                       2002         2001
                                   -----------  -----------
  Work-in-process................ $     3,965  $     6,600
  Finished goods.................       3,408        2,756
                                   -----------  -----------
                                  $     7,373  $     9,356
                                   ===========  ===========

3. Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets" (SFAS 142), which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141 to goodwill. Accordingly, there was no amortization of assembled workforce recognized during the three months ended March 31, 2002.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

                                               Three Months Ended
                                                  March 31,
                                             --------------------
                                                2002       2001
                                             ---------  ---------
  Net loss:
   As reported............................. $ (10,126) $ (13,457)
   Goodwill amortization...................        --        502
   Workforce amortization..................        --        278
                                             ---------  ---------
   As adjusted............................. $ (10,126) $ (12,677)
                                             =========  =========
Basic and diluted net loss per share:
   As reported............................. $   (0.30) $   (0.41)
   Goodwill amortization...................        --       0.01
   Workforce amortization..................        --       0.01
                                             ---------  ---------
   As adjusted............................. $   (0.30) $   (0.39)
                                             =========  =========

Other intangible assets subject to amortization were as follows (in thousands):

                                                  March 31,  December 31,
                                                    2002         2001
                                                -----------  -----------
  Other purchased intangibles.................         500          500
  Less accumulated amortization...............        (292)        (250)
                                                -----------  -----------
  Other purchased intangibles, net............ $       208  $       250
                                                ===========  ===========

Amortization expense for other intangible assets was $42,000 for the three months ended March 31, 2002. The estimated annual amortization expense for other intangible assets is $167,000 for the year ended December 31, 2002 and $83,000 for the year ended December 31, 2003.

In accordance with SFAS 142, the Company will complete an impairment test of goodwill as of January 1, 2002 in the second quarter of fiscal 2002. The Company will test goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. We have not yet determined what the effect of these tests will have on our financial statements.

4. Net Loss Per Share and Comprehensive Net Loss

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                           Three Months Ended
                                              March 31,
                                         --------------------
                                            2002       2001
                                         ---------  ---------
  Net loss............................. $ (10,126) $ (13,457)
                                         =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding...................    34,571     33,725
  Less weighted average shares
   subject to repurchase...............       277        950
                                         ---------  ---------
  Weighted average shares used in
   computing basic and diluted net
   loss per share......................    34,294     32,775
                                         =========  =========

  Basic and diluted net loss per share. $   (0.30) $   (0.41)
                                         =========  =========

The Company has excluded all outstanding warrants, stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. As of March 31, 2002 and 2001, there were 6,138,501 and 7,905,108, respectively, of warrants, stock options and shares subject to repurchase excluded from the calculation of diluted net loss per share.

Comprehensive Net Loss

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended
                                              March 31,
                                         --------------------
                                            2002       2001
                                         ---------  ---------
Net loss............................... $ (10,126) $ (13,457)

Change in unrealized gain on
  available-for-sale investments.......        44         12
                                         ---------  ---------
   Total comprehensive net loss........ $ (10,082) $ (13,445)
                                         =========  =========

6. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the year. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses which are not currently benefited. Due to the Company's loss position, a full valuation allowance has been established to offset the deferred tax assets, primarily related to net operating loss carryforwards.

7. Related Party Transactions

In the second quarter of 2000, the Company invested $990,000 in equity securities of Broadxent, Inc., a majority owned subsidiary of Creative Technology Ltd. In the second quarter of 2001, in connection with an ongoing evaluation of this non-current equity investment, the Company wrote down the basis of this investment to zero as a result of impairment in the value of this asset. In the first quarter of 2002, the Company sold this non-current equity investment for $440,000 and reported this amount as a gain for the three months ended March 31, 2002.

The Company sold $887,000, $53,000 and $2.0 million of products to Broadxent, Inc. for the three month periods ended March 31, 2002 and 2001 and the year ended December 31, 2001, respectively. As of March 31, 2002 and December 31, 2001, the Company had $332,000 and $665,000 in accounts receivable from Broadxent, Inc. One of the Company's directors is also a director of Creative Technology Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

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

The section entitled "Risk Factors" and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Net Revenues. Our net revenues were $22.6 million for the three months ended March 31, 2002 compared to $31.9 million for the three months ended March 31, 2001. The decrease in revenues primarily reflects a decrease in unit volume of shipments and a decrease in average selling prices of our DSL products. Our major customers for the three months ended March 31, 2002 were Sumitomo Electric Industries and NEC who represented 60% and 27% of net revenues, respectively. Revenues to international customers who were primarily located in Japan, comprised 88% of our net revenues for the three months ended March 31, 2002.

Cost of Revenues and Gross Profit. Cost of revenues was $12.1 million for the three months ended March 31, 2002 resulting in a gross profit of $10.5 million or 47% of net revenues. This compares to a gross profit of $15.7 million or 49% of net revenues for the three months ended March 31, 2001. The decrease in gross profit was primarily due to a decrease in unit volume of shipments and a decrease in average selling prices of our DSL products. The decrease in gross profit was partially offset by $504,000 in revenues from cancellation fees with no associated costs.

Research and Development Expenses. Research and development expenditures decreased 5% to $13.6 million for the three months ended March 31, 2002 as compared to $14.3 million for the three months ended March 31, 2001. This decrease was primarily due to a $1.8 million decrease in the amortization of deferred compensation, offset by additions in engineering personnel and related salary costs, increased usage of materials necessary to build prototypes and increases in depreciation resulting from the additional purchases of laboratory equipment and software development tools.

Sales and Marketing Expenses. Sales and marketing expenditures increased 15% to $4.9 million for the three months ended March 31, 2002 as compared to $4.3 million for the three months ended March 31, 2001. The increase was due primarily to the addition of personnel and an increase in marketing activity such as customer visits, offset by a $600,000 decrease in the amortization of deferred compensation.

General and Administrative Expenses. General and administrative expenditures decreased 13% to $3.0 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001. This decrease was primarily due to a $1.1 million decrease in the amortization of deferred compensation and was offset by increases in payroll and related costs, professional services, and business insurance expenditures.

Amortization of Deferred Compensation. Amortization of deferred compensation, which is allocated among the above expense categories, decreased 67% to $1.8 million for the three months ended March 31, 2002 from $5.5 million for the three months ended March 31, 2001. This decrease was primarily attributable to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition related intangibles decreased to $42,000 for the three months ended March 31, 2002 from $821,000 for the three months ended March 31, 2001. This was due to the implementation of SFAS 142, which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill and consequently eliminated the amortization of assembled workforce for the three months ended March 31, 2002.

In Process Research and Development Expense. For the three months ended March 31, 2001, we recorded $7.4 million in charges for in process research and development related to the acquisition vEngines Inc. There were no comparable amounts for the three months ended March 31, 2002.

Gain on Non-Current Investment. In June 2001, in connection with the ongoing evaluation and review of our non-current equity investment, we recorded a non-cash charge of $990,000 to write down the basis of our investment to zero as a result of this impairment. In January 2002, we sold this non-current equity investment for $440,000 and have included this as a gain in the first quarter ended March 31, 2002.

Interest Income. Interest income decreased 56% to $523,000 in the three months ended March 31, 2002 as compared to $1.2 million for the three months ended March 31, 2001. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $24,000 for the three months ended March 31, 2002 compared to $29,000 for the three months ended March 31, 2001. The provision for income taxes for the three months ended March 31, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three months ended March 31, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the year. Due to the Company's loss position, a full valuation allowance has been established to offset the deferred tax assets, primarily related to net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 2002, we had $108.0 million in cash, cash equivalents and short-term investments as compared to $110.9 million at December 31, 2001.

Operating activities used $1.4 million in cash primarily from the net loss of $10.1 million and an increase in accounts receivable of $1.9 million. Net cash used in operating activities was offset by the non-cash impact of $1.8 million in amortization of deferred compensation, $1.6 million of depreciation and amortization expense, increases in accounts payable and accrued liabilities of $3.0 million and $1.1 million, respectively, and a decrease in inventory of $2.0 million.

Net cash generated from investing activities was $1.5 million and was primarily related to net sales of short-term investments, offset by purchases of property and equipment of $1.6 million.

Net cash generated from financing activities was $245,000 and was primarily related to the net proceeds from employee stock option exercises.

Our principal source of liquidity as of March 31, 2002 consisted of $108.0 million of cash and cash equivalents, and short-term investments. We anticipate that our existing capital resources will be sufficient to maintain our current level of operations and planned operations and capital expenditures for at least the next 12 months.

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

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-Q and on our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed and the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $10.1 million for the three months ended March 31, 2002 and $19.7 million and $46.0 million for the years ended December 31, 2001 and 2000, respectively.

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

SEVERAL COMPANIES IN THE DSL MARKET HAVE RECENTLY EXPERIENCED SIGNIFICANT BUSINESS DIFFICULTIES AND IF THERE IS CONTINUED SOFTNESS IN DEMAND FOR DSL EQUIPMENT, OUR BUSINESS AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

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

  announcements by us, our competitors or others in related market segments of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

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

In November 2001, we filed a statement on Schedule TO with the Securities and Exchange Commission relating to an offer to our employees, including our Chief Executive Officer, our President and our other executive officers, to exchange outstanding "underwater" stock options priced at $10 or higher for new options to be issued on a future date, currently expected to be on or after June 4, 2002. The exercise price for the new options is expected to be equal to the market price of our common stock on the date of the grant. Since the relative value of the stock option increases as the exercise price decreases, management and employees participating in the option exchange would benefit from a lower market price for our common stock on June 4, 2002, or such later date the new options are granted.

BECAUSE OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT MAY HAVE THE ABILITY TO CONTROL STOCKHOLDER VOTES, THE PREMIUM OVER MARKET PRICE THAT AN ACQUIRER MIGHT OTHERWISE PAY MAY BE REDUCED AND ANY MERGER OR TAKEOVER MAY BE DELAYED.

Our officers and directors and their affiliates owned or controlled approximately 14.4% of our common stock as of April 16, 2002. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

AN ECONOMIC SLOWDOWN IN JAPAN MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 88% of net revenues for the three months ended March 31, 2002 and 87% of net revenues for the year ended December 31, 2001. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN JAPAN, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan and have been able to achieve the majority market share of DSL equipment purchases, based on our products, in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in the Japanese market. If these competing technologies are successful, our market share in the DSL market in Japan may decline and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three months ended March 31, 2002 and for the year ended December 31, 2001, 88% and 87%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

  staffing and managing foreign operations;

  changes in regulatory requirements;

  licenses, tariffs and other trade barriers;

  political and economic instability;

  obtaining governmental approvals for products; and

  complying with a wide variety of complex foreign laws and treaties.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the three months ended March 31, 2002 were Sumitomo Electric Industries and NEC, accounting for 60% and 27% of our net revenues. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC accounted for 48% and 38% of our net revenues, respectively. We do not have formal long-term agreements with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

BECAUSE OTHER BROADBAND TECHNOLOGIES MAY COMPETE EFFECTIVELY WITH DSL SERVICES, OUR PRODUCTS MAY NOT CAPTURE MARKET SHARE.

DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster and less expensive or has other advantages over DSL technology, then the demand for our DSL products may decrease.

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

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

Our business is highly competitive and, as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

  difficulties in integration of the operations, technologies and products of the acquired companies;

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

Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with equipment manufacturers, who have chosen a competitor's semiconductor could create barriers to future sales opportunities with these manufacturers.

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY WILL BE HARMED, AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

Our products are complex and have contained errors, defects and bugs when introduced. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be harmed. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to potential liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS TYPICALLY LASTS UP TO ONE YEAR, AND MAY BE SUBJECT TO DELAYS, IT IS DIFFICULT TO FORECAST SALES FOR ANY GIVEN PERIOD.

If we fail to realize forecasted sales for a particular period, our stock price could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products.

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

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, PAY MONETARY DAMAGES OR OBTAIN LICENSES ON ADVERSE TERMS.

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us or our customers. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.

We have received correspondence from certain parties, including Texas Instruments, Alcatel and Ricoh, requesting us to discuss the potential need for non-exclusive licenses permitting us to utilize technology covered by various patents held by these parties. We could be subject to claims similar to the Texas Instruments, Alcatel and Ricoh claims in the future. Depending on the amount and timing of any unfavorable resolutions of these claims, our future results of operations or cash flows could be materially adversely affected in a particular period. There can be no guaranty that the aggregate effect of any such claims will not have a material adverse effect on our business, financial condition or results of operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect that our current cash and cash equivalents and short-term investment balances will be adequate to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2002, all of our investments were in money market funds, high quality commercial paper, auction rate preferred stocks and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $57,000 decrease in the fair value of our available-for-sale securities as of March 31, 2002.

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

Dated: May 1, 2002

By:
/s/ Darrel Slack
Darrel Slack
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)