Form 10-Q
period 2002-05-31
CENTILLIUM COMMUNICATIONS INC
filed 2002-07-25
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    On July 16, 2002, approximately 34,873,202 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                          June 30,   December 31,
                                                            2002         2001
                                                        -----------  -----------
                                                        (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $    96,126  $    93,724
  Short-term investments..............................       7,402       17,129
  Accounts receivable - net of allowance for doubtful
   accounts of $868 at June 30, 2002 and $1,026
   at December 31, 2001...............................       6,527        4,042
  Inventories.........................................       5,423        9,356
  Other current assets................................       2,773        2,147
                                                        -----------  -----------
    Total current assets..............................     118,251      126,398
Property and equipment, net...........................      11,089       11,483
Goodwill .............................................       5,835        5,190
Other acquisition intangibles, net....................         167          895
Other assets..........................................         350          242
                                                        -----------  -----------
    Total assets...................................... $   135,692  $   144,208
                                                        ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $     6,982  $     7,854
  Accrued payroll & related expenses..................       4,276        3,272
  Accrued liabilities.................................      13,559       11,268
  Accrued purchase commitments........................       1,461           --
  Deferred revenue....................................         491           --
  Accrued taxes.......................................         130           77
  Long-term debt-current portion......................          --          264
                                                        -----------  -----------
    Total current liabilities.........................      26,899       22,735
Other liabilities.....................................         299          315
Commitments and contingencies

Stockholders' equity:
Common stock..........................................          35           35
Additional paid in capital............................     230,413      229,224
Accumulated other comprehensive income................           5           66
Deferred compensation.................................      (4,996)      (8,734)
Accumulated deficit...................................    (116,963)     (99,433)
                                                        -----------  -----------
    Total stockholders' equity........................     108,494      121,158
                                                        -----------  -----------
    Total liabilities and stockholders' equity........ $   135,692  $   144,208
                                                        ===========  ===========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

                                           Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         --------- ----------  --------- ----------
Net revenues........................... $  34,413  $  46,371  $  57,019  $  78,226
Cost of revenues.......................    21,283     23,315     33,349     39,486
                                         ---------  ---------  ---------  ---------
Gross profit...........................    13,130     23,056     23,670     38,740
                                         ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.............    14,360     13,745     27,969     28,017
  Sales and marketing..................     4,107      4,809      9,005      9,083
  General and administrative...........     2,501      4,178      5,544      7,663
  Amortization of goodwill and other
   acquisition-related intangibles.....        41        821         83      1,642
  In-process research and development..        --         --         --      7,422
                                         ---------  ---------  ---------  ---------
    Total operating expenses...........    21,009     23,553     42,601     53,827
                                         ---------  ---------  ---------  ---------
Operating loss.........................    (7,879)      (497)   (18,931)   (15,087)
Interest income........................       510        956      1,033      2,139
Interest expense.......................        (8)       (19)       (21)       (40)
Gain (loss) on non-current investment..        --       (990)       440       (990)
                                         ---------  ---------  ---------  ---------
Loss before provision for income taxes.    (7,377)      (550)   (17,479)   (13,978)
Provision for income taxes.............        27        205         51        234
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (7,404) $    (755) $ (17,530) $ (14,212)
                                         =========  =========  =========  =========

Basic and diluted net loss per share... $   (0.21) $   (0.02) $   (0.51) $   (0.43)
                                         =========  =========  =========  =========
Weighted average common shares
   outstanding--basic and diluted......    34,538     33,426     34,416     33,101
                                         =========  =========  =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

                                                                    For the Six
                                                                Months Ended June 30,
                                                               ----------------------
                                                                  2002        2001
                                                               ----------  ----------
Operating activities
Net loss..................................................... $  (17,530) $  (14,212)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred compensation......................      3,203       9,433
  Depreciation and amortization expense......................      3,305       2,132
  Amortization of goodwill and other acquisition
   related intangibles.......................................         83       1,643
  Acquired in-process research and development...............         --       7,422
  Loss (gain) on non-current investment......................       (440)        990
  Stock-based compensation...................................        307          --
  Changes in operating assets and liabilities:
    Accounts receivable......................................     (2,485)     15,200
    Inventories..............................................      3,933     (19,736)
    Other current assets.....................................       (626)       (504)
    Other assets.............................................       (108)       (111)
    Accounts payable.........................................       (872)     (1,462)
    Accrued payroll and related expenses.....................      1,004         589
    Accrued purchase commitments.............................      1,461          --
    Deferred revenue.........................................        491       2,716
    Accrued liabilities......................................      2,291       2,250
    Other liabilities........................................         46          51
                                                               ----------  ----------
Net cash provided by (used in) operating activities..........     (5,937)      6,401

Investing activities
  Purchases of short-term investments........................     (6,456)    (18,431)
  Sales and maturities of short-term investments.............     16,122      20,955
  Purchases of property and equipment........................     (2,911)     (3,736)
  Proceeds from sale of  non-current investment..............        440          --
  Cash acquired in acquisition...............................         --         258
                                                               ----------  ----------
Net cash provided by (used in) investing activities..........      7,195        (954)

Financing activities
  Principal payments on long term debt obligations...........       (264)       (257)
  Proceeds from issuance of common stock, net of repurchases.      1,408       2,446
  Proceeds from stockholders note receivable.................         --         430
                                                               ----------  ----------
Net cash provided by financing activities....................      1,144       2,619
                                                               ----------  ----------
Net increase in cash and cash equivalents....................      2,402       8,066
Cash and cash equivalents at beginning of period.............     93,724      71,240
                                                               ----------  ----------
Cash and cash equivalents at end of period................... $   96,126  $   79,306
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

The Company's revenues are derived from the sale of our DSL and Voice over Packet products, which include the CopperFlite CO, CopperFlite CPE, Optimizer and Entropia families of products.

Centillium has incurred significant losses since inception and, as of June 30, 2002, had an accumulated deficit of approximately $117.0 million including a net loss for the six months ended June 30, 2002 of $17.5 million.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Customer Concentrations

The following customers accounted for more than 10% of net revenues for the respective reporting periods below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Sumitomo Electric Industries NEC	44% 42%	52% 45%	50% 36%	45% 42%

Loss on Purchase Commitments and Inventory Write-down

The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer and packaging requirements. The Company's purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. For the three months ended June 30, 2002, the Company recorded a loss on non-cancelable purchase commitments of $1.5 million and an inventory write-down of $1.2 million, which have been included in cost of revenues. These charges were recorded due to a decrease in forecasted sales volume of a product that is approaching end of life. The charges were calculated based on the inventory levels and purchase commitments in excess of expected demand for that product.

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

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. For the three months ended June 30, 2002, the company completed its transitional impairment test and no impairment was recognized. For further discussion, see Note 3, "Goodwill and Other Intangible Assets."

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2. Inventories

The components of inventories are as follows (in thousands):

                                     June 30,   December 31,
                                       2002         2001
                                   -----------  -----------
  Work-in-process................ $     3,520  $     6,600
  Finished goods.................       1,903        2,756
                                   -----------  -----------
                                  $     5,423  $     9,356
                                   ===========  ===========

3. Goodwill and Other Intangible Assets

With the adoption of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141 to goodwill. Accordingly, there was no amortization of assembled workforce recognized during the three and six months ended June 30, 2002.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

                                               Three Months Ended    Six Months Ended
                                                  June 30,              June 30,
                                             --------------------  ----------------------
                                               2002       2001        2002        2001
                                             ---------  ---------  ----------  ----------
  Net loss:
   As reported............................. $  (7,404) $    (755)    (17,530) $  (14,212)
   Goodwill amortization...................        --        502          --       1,004
   Workforce amortization..................        --        278          --         556
                                             ---------  ---------  ----------  ----------
   As adjusted............................. $  (7,404) $      25     (17,530) $  (12,652)
                                             =========  =========  ==========  ==========
Basic and diluted net loss per share:
   As reported............................. $   (0.21) $   (0.02)      (0.51) $    (0.43)
   Goodwill amortization...................        --       0.01          --        0.03
   Workforce amortization..................        --       0.01          --        0.02
                                             =========  =========  ==========  ==========
   As adjusted............................. $   (0.21) $    0.00       (0.51) $    (0.38)
                                             =========  =========  ==========  ==========

Other intangible assets subject to amortization were as follows (in thousands):

                                                  June 30,   December 31,
                                                    2002         2001
                                                -----------  -----------
  Other purchased intangibles.................         500          500
  Less accumulated amortization...............        (333)        (250)
                                                -----------  -----------
  Other purchased intangibles, net............ $       167  $       250
                                                ===========  ===========

Amortization expense for other intangible assets was $83,000 for the six months ended June 30, 2002. The estimated annual amortization expense for other intangible assets is $167,000 for the year ended December 31, 2002 and $83,000 for the year ended December 31, 2003.

4. Net Loss Per Share and Comprehensive Net Loss

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                           Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
  Net loss............................. $  (7,404) $    (755) $ (17,530) $ (14,212)
                                         =========  =========  =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding...................    34,706     34,149     34,637     33,937
  Less weighted average shares
   subject to repurchase...............       168        723        221        836
                                         ---------  ---------  ---------  ---------
  Weighted average shares used in
   computing basic and diluted net
   (loss) per share....................    34,538     33,426     34,416     33,101
                                         =========  =========  =========  =========

  Basic and diluted net loss per share. $   (0.21) $   (0.02)     (0.51) $   (0.43)
                                         =========  =========  =========  =========

As of June 30, 2002 and 2001, there were 12,158,188 and 10,084,652, respectively, of stock options and warrants excluded from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented.

In December 2001, the Company offered a voluntary stock option exchange program to its employees and officers. Under the program, participants were able to tender for cancellation stock options that have an exercise price equal to or greater than $10 per share for replacement options to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options. The exercise price of the replacement options is equal to 100 percent of the market price of Centillium's common stock on the grant date of the replacement options. The terms and conditions of the replacement options, including the vesting schedules, are substantially the same as the terms and conditions of the options cancelled. On June 4, 2002, the Company issued 5,094,918 stock options at an option price of $6.62 under this option exchange program.

Comprehensive Net Loss

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (7,404) $    (755) $ (17,530) $ (14,212)

Change in unrealized gain on
  available-for-sale investments.......        17         (5)        61          7
                                         ---------  ---------  ---------  ---------
   Total comprehensive loss............ $  (7,387) $    (760)   (17,469) $ (14,205)
                                         =========  =========  =========  =========

5. Provision for Income Taxes

The provision for income taxes for the three and six month periods ended June 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three and six month periods ended June 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses which are not currently benefited. Due to the Company's loss position, a full valuation allowance has been established to offset the deferred tax assets, primarily related to net operating loss carryforwards.

6. Related Party Transactions

In the second quarter of 2000, the Company invested $990,000 in equity securities of Broadxent, Inc., a majority owned subsidiary of Creative Technology Ltd. In the second quarter of 2001, in connection with an ongoing evaluation of this non-current equity investment, the Company wrote down the basis of this investment to zero as a result of impairment in the value of this asset. In the first quarter of 2002, the Company sold this non-current equity investment for $440,000 and reported this amount as a gain.

The Company sold $2.0 million of products to Broadxent, Inc. in both the six month period ended June 30, 2002 and the year ended December 31, 2001. As of June 30, 2002 and December 31, 2001, the Company had $222,000 and $486,000, respectively, in accounts receivable from Broadxent, Inc. Broadxent, Inc., is a wholly owned subsidiary of Creative Technology Ltd. One of the Company's directors is also a director of Creative Technology Ltd.

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

Results of Operations for the Three Months Ended June 30, 2002 and 2001

Net Revenues. Our net revenues were $34.4 million for the three months ended June 30, 2002 compared to $46.4 million for the three months ended June 30, 2001. The decrease in revenues primarily reflects a decrease in average selling prices of our DSL products partially offset by an increase in unit volume shipments. Our major customers for the three months ended June 30, 2002, were Sumitomo Electric Industries ("Sumitomo") and NEC who represented 44% and 42% of net revenues, respectively. For the three months ended June 30, 2001, Sumitomo and NEC represented 52% and 45% of net revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 91% and 97% of our net revenues for the three months ended June 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues was $21.3 million for the three months ended June 30, 2002 resulting in a gross profit of $13.1 million or 38% of net revenues. This compares to a gross profit of $23.1 million or 50% of net revenues for the three months ended June 30, 2001. The decrease in gross profit and gross profit percentage was primarily due to a loss on non-cancelable purchase commitments of $1.5 million, an inventory write-down of $1.2 million and a decrease in average selling prices of our DSL products.

Research and Development Expenses. Research and development expenditures increased 4% to $14.4 million for the three months ended June 30, 2002 as compared to $13.7 million for the three months ended June 30, 2001. This increase was primarily due to additions in engineering personnel and related salary costs, increased usage of materials necessary to build prototypes, an increase in depreciation resulting from additional purchases of laboratory equipment and an increase in maintenance and support costs for software development tools, offset by a $1.3 million decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures decreased 15% to $4.1 million for the three months ended June 30, 2002 as compared to $4.8 million for the three months ended June 30, 2001. The decrease was due primarily to a $424,000 decrease in the amortization of deferred compensation, a decrease in customer evaluation board costs and a decrease in sales commissions, offset by the addition of sales personnel and related salary costs.

General and Administrative Expenses. General and administrative expenditures decreased 40% to $2.5 million for the three months ended June 30, 2002 from $4.2 million for the three months ended June 30, 2001. This decrease was primarily due to a $702,000 decrease in the amortization of deferred compensation, a decrease in bad debt expense and decreases in payroll and recruiting costs, legal fees, and travel related expenses.

Amortization of Deferred Compensation. Amortization of deferred compensation, which is allocated among the above expense categories, decreased 64% to $1.4 million for the three months ended June 30, 2002 from $3.9 million for the three months ended June 30, 2001. This decrease was primarily attributable to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles decreased to $41,000 for the three months ended June 30, 2002 from $821,000 for the three months ended June 30, 2001. This was due to the implementation of SFAS 142, which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill which eliminated the amortization of assembled workforce effective January 1, 2002.

Gain (Loss) on Non-Current Investment. In June 2001, in connection with the ongoing evaluation and review of our non-current equity investment, we recorded a non-cash charge of $990,000 to write down the basis of our investment to zero as a result of an impairment of value.

Interest Income. Interest income decreased 47% to $510,000 in the three months ended June 30, 2002 as compared to $956,000 for the three months ended June 30, 2001. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $27,000 for the three months ended June 30, 2002 compared to $205,000 for the three months ended June 30, 2001. The provision for income taxes for the three months ended June 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three months ended June 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Due to the Company's loss position, a full valuation allowance has been established to offset the deferred tax assets, primarily related to net operating loss carryforwards.

Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Revenues. Our net revenues were $57.0 million for the six months ended June 30, 2002 compared to $78.2 million for the six months ended June 30, 2001. The decrease in revenues is primarily due to a decrease in average selling prices of our DSL products. Our major customers for the six months ended June 30, 2002 were Sumitomo and NEC who represented 50% and 36% of net revenues, respectively. For the six months ended June 30, 2001, Sumitomo and NEC represented 45% and 42% of net revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 90% and 89% of our net revenues for the six months ended June 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues was $33.3 million for the six months ended June 30, 2002 resulting in a gross profit of $23.7 million or 42% of net revenues. This compares to a gross profit of $38.7 million or 50% of net revenues for the six months ended June 30, 2001. The decrease in gross profit and gross profit percentage was primarily due to a decrease in average selling prices of our DSL products and a $1.5 million loss on non-cancelable purchase commitments relating to excess and obsolete products.

Research and Development Expenses. Research and development expenditures were $28.0 million for the six months ended June 30, 2002 and 2001. Research and development expenses remained unchanged primarily due to the $3.1 million decrease in the amortization of deferred compensation being offset by additions in engineering personnel and related salary costs, increased usage of materials necessary to build prototypes, an increase in depreciation resulting from additional purchases of laboratory equipment and an increase in maintenance and support costs for software development tools.

Sales and Marketing Expenses. Sales and marketing expenditures were $9.0 million for the six months ended June 30, 2002 as compared to $9.1 million for the six months ended June 30, 2001. The decrease was due primarily to a $1.0 million decrease in the amortization of deferred compensation and decreases in customer evaluation board costs and sales commissions, offset by the addition of sales personnel and related salary costs.

General and Administrative Expenses. General and administrative expenditures decreased 28% to $5.5 million for the six months ended June 30, 2002 from $7.7 million for the six months ended June 30, 2001. This decrease was primarily due to a $1.8 million decrease in the amortization of deferred compensation and a decrease in bad debt expense.

Amortization of Deferred Compensation. Amortization of deferred compensation, which is allocated among the above expense categories, decreased 66% to $3.2 million for the six months ended June 30, 2002 from $9.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles decreased to $83,000 for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. This was due to the implementation of SFAS 142, which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill which eliminated the amortization of assembled workforce effective January 1, 2002.

In-Process Research and Development Expense. For the six months ended June 30, 2001, we recorded $7.4 million in charges for in-process research and development related to the acquisition vEngines Inc. There were no comparable amounts for the six months ended June 30, 2002.

Gain on Non-Current Investment. For the six months ended June 30, 2001, as a result of an ongoing evaluation and review of our non-current equity investment, we recorded a non-cash charge of $990,000 to write down the basis of our investment to zero for an impairment. In January 2002, we sold this non-current equity investment for $440,000 and have included this as a gain in the six months ended June 30, 2002.

Interest Income. Interest income decreased 52% to $1.0 million in the six months ended June 30, 2002 as compared to $2.1 million for the six months ended June 30, 2001. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $51,000 for the six months ended June 30, 2002 compared to $234,000 for the six months ended June 30, 2001. The provision for income taxes for the six months ended June 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the six months ended June 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Due to the Company's loss position, a full valuation allowance has been established to offset the deferred tax assets, primarily related to net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 2002, we had $103.5 million in cash, cash equivalents and short-term investments as compared to $110.9 million at December 31, 2001.

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2002. The net cash used in operating activities was primarily due to our net loss of $17.5 million and an increase in our accounts receivable of $2.5 million. Net cash used in operating activities was offset by non-cash charges of $3.2 million for the amortization of deferred compensation, depreciation and amortization expense of $3.3 million, a decrease in inventory of $3.9 million and increases in accrued liabilities and accrued purchase commitments of $2.3 million and $1.5 million, respectively.

For the six months ended June 30, 2002, net cash provided by investing activities was $7.2 million. Net cash provided by investing activities primarily related to net sales and maturities of short-term investments of $9.7 million and proceeds from the sale of a non-current investment of $440,000 offset by purchases of property and equipment of $2.9 million.

Net cash provided by financing activities was $1.1 million for the six month periods ended June 30, 2002. Net cash provided by financing activities primarily consisted of net proceeds from employee stock plans offset by principal payments on long term debt obligations.

Our principal source of liquidity as of June 30, 2002 consisted of $103.5 million of cash and cash equivalents, and short-term investments. We anticipate that our existing capital resources will be sufficient to maintain our current level of operations and planned operations and capital expenditures for at least the next 12 months.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $17.5 million for the six months ended June 30, 2002 and $19.7 million and $46.0 million for the years ended December 31, 2001 and 2000, respectively.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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
  future sales of our common stock;
  inconsistent or low levels of trading volume of our common stock;
  commencement of or involvement in litigation;
  announcements by us or our competitors of key design wins and product introductions;
  a decrease in the average selling price of our products;
  ability to achieve cost reductions; and
  fluctuations in the timing and amount of customer requests for product shipments.

A GENERAL ECONOMIC SLOWDOWN, AND A SLOWDOWN IN SPENDING IN THE TELECOMMUNICATIONS INDUSTRY, HAS AFFECTED AND MAY CONTINUE TO NEGATIVELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Many telecommunications service providers have reduced their spending on DSL equipment, which has resulted in lower than expected sales volume for DSL equipment manufacturers including some of our major historical customers. This trend, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline.

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 86% of net revenues for the six months ended June 30, 2002 and 87% of net revenues for the year ended December 31, 2001. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN JAPAN, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan and have been able to achieve the majority market share of DSL equipment purchases, based on our products, in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in Japan. If these competing technologies are successful, our market share in the DSL market in Japan may decline and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For the six months ended June 30, 2002 and for the year ended December 31, 2001, 90% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

  staffing and managing foreign operations;
  changes in regulatory requirements;
  licenses, tariffs and other trade barriers;
  political and economic instability;
  difficulties in protecting intellectual property rights in some foreign countries;
  a limited ability to enforce agreements and other rights in some foreign countries;
  obtaining governmental approvals for products; and
  complying with a wide variety of complex foreign laws and treaties.

Because sales of our products are denominated exclusively in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country.

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the six months ended June 30, 2002 were Sumitomo and NEC, accounting for 50% and 36% of our net revenues. For the year ended December 31, 2001, Sumitomo and NEC accounted for 48% and 38% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL. IF THE DEMAND FOR BROADBAND ACCESS SERVICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

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
  changes in customer demands; and
  evolving industry standards.

Any of these factors could make our products obsolete or unmarketable. In addition, the life cycles of some of our products may depend upon the life cycles of the end products into which our products will be designed. Products with short life cycles require us to closely manage production and inventory levels. Unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed may result in obsolete or excess inventories, which in turn may adversely affect our operating results. To compete, we must innovate and introduce new products. If we fail to successfully introduce new products on a timely and cost-effective basis that meet customer requirements and are compatible with evolving industry standards, then our business, financial condition and results of operations will be seriously harmed.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have announced their intent to enter the market segments adjacent to or addressed by our products. These competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. We may also face competition from customers' or prospective customers' own internal development efforts. Any of these competitors may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY WILL BE HARMED, AND THE SALES AND MARKET ACCEPTANCE OF OUR PRODUCTS WILL DECREASE.

Our products are complex and have contained errors, defects and bugs when introduced and revised. If we deliver products with errors, defects or bugs or products that have reliability, quality or compatibility problems, our credibility and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems and may have our sales to customers interrupted or delayed. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to potential liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations, and may divert our technical and other resources from other development efforts.

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

Our officers and directors and their affiliates owned or controlled approximately 17.3% of our common stock as of July 16, 2002. Accordingly, our officers and directors and their affiliates, as a group, may have the ability to control the election of a majority of the members of our board of directors and the outcome of corporate actions requiring stockholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, or may impede a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquirer might otherwise pay.

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

The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in these countries. There is a risk that our efforts to protect proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property or if the laws of a foreign jurisdiction do not effectively permit such protection, it would be easier for our competitors to sell competing products.

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

We have received correspondence from certain parties, including Texas Instruments, Alcatel and Ricoh, requesting us to discuss the potential need for non-exclusive licenses permitting us to utilize technology covered by various patents held by these parties. We could be subject to claims similar to the Texas Instruments, Alcatel and Ricoh claims in the future. Depending on the amount and timing of any unfavorable resolutions of these claims, our future results of operations or cash flows could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2002, all of our investments were in money market funds and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $39,000 decrease in the fair value of our available-for-sale securities as of June 30, 2002.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 11, 2002. At that time, there were present in person or by proxy 30,304,556 shares representing 87.5% of the 34,636,776 shares then outstanding and entitled to vote. Stockholders elected two Directors nominated in the April 29, 2002 Proxy Statement, incorporated herein by reference, to hold office for a term of three years. Additionally, the stockholders ratified the proposal to confirm Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002.

1. Results of stockholder voting are as follows:

Election of Directors	Votes For	Votes Withheld
Kamran Elahian Lip-Bu Tan	30,188,383 30,216,133	116,173 88,423

2. Proposal to ratify the appointment of Ernst &Young LLP as independent auditors for the year ending December 31, 2002:

For	Against	Abstain
29,942,904	356,777	4,875

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC.

(Registrant)

Dated: July 25, 2002

By:
/s/ Darrel Slack
Darrel Slack
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)