Form 10-Q
period 2002-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2002-11-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    On October 16, 2002, approximately 34,921,239 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     September 30, December 31,
                                                         2002          2001
                                                     ------------  ------------
                                                     (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................ $     90,133  $     93,724
  Short-term investments...........................        7,444        17,129
  Accounts receivable - net of allowance for
   doubtful accounts of $618 at September 30,
   2002 and $1,026 at December 31, 2001............        7,206         4,042
  Inventories......................................        4,865         9,356
  Other current assets.............................        2,545         2,147
                                                     ------------  ------------
    Total current assets...........................      112,193       126,398
Property and equipment, net........................       11,079        11,483
Goodwill ..........................................        5,835         5,190
Other acquisition intangibles, net.................          125           895
Other assets.......................................          338           242
                                                     ------------  ------------
    Total assets................................... $    129,570  $    144,208
                                                     ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $      8,842  $      7,854
  Accrued payroll & related expenses...............        3,602         3,272
  Accrued liabilities..............................       13,989        11,268
  Deferred revenue.................................          170           --
  Accrued taxes....................................          353            77
  Long-term debt-current portion...................          --            264
                                                     ------------  ------------
    Total current liabilities......................       26,956        22,735
Other liabilities..................................          290           315
Commitments and contingencies

Stockholders' equity:
Common stock.......................................           35            35
Additional paid in capital.........................      228,055       229,224
Accumulated other comprehensive income.............           (1)           66
Deferred compensation..............................       (3,424)       (8,734)
Accumulated deficit................................     (122,341)      (99,433)
                                                     ------------  ------------
    Total stockholders' equity.....................      102,324       121,158
                                                     ------------  ------------
    Total liabilities and stockholders' equity..... $    129,570  $    144,208
                                                     ============  ============

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         --------- ----------  --------- ----------
Net revenues........................... $  23,264  $  46,804  $  80,283  $ 125,030
Cost of revenues.......................    12,549     23,579     45,898     63,065
                                         ---------  ---------  ---------  ---------
Gross profit...........................    10,715     23,225     34,385     61,965
                                         ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.............    11,343     16,038     39,312     44,055
  Sales and marketing..................     2,943      4,763     11,948     13,846
  General and administrative...........     2,202      3,432      7,746     11,095
  Amortization of goodwill and other
   acquisition-related intangibles.....        42        822        125      2,464
  In-process research and development..       --         --         --       7,422
                                         ---------  ---------  ---------  ---------
    Total operating expenses...........    16,530     25,055     59,131     78,882
                                         ---------  ---------  ---------  ---------
Operating loss.........................    (5,815)    (1,830)   (24,746)   (16,917)
Interest income........................       445        847      1,478      2,986
Interest expense.......................        (2)       (17)       (23)       (57)
Gain (loss) on non-current investment..       --         --         440       (990)
                                         ---------  ---------  ---------  ---------
Loss before provision for income taxes.    (5,372)    (1,000)   (22,851)   (14,978)
Provision for income taxes.............         6        286         57        520
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (5,378) $  (1,286) $ (22,908) $ (15,498)
                                         =========  =========  =========  =========

Basic and diluted net loss per share... $   (0.15) $   (0.04) $   (0.66) $   (0.47)
                                         =========  =========  =========  =========
Weighted average common shares
   outstanding--basic and diluted......    34,765     33,782     34,533     33,328
                                         =========  =========  =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In Thousands)

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                               ----------------------
                                                                  2002        2001
                                                               ----------  ----------
Operating activities
Net loss..................................................... $  (22,908) $  (15,498)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred compensation......................      2,313      12,759
  Depreciation and amortization expense......................      5,246       3,274
  Net loss on retirements of property and equipment..........         24         --
  Amortization of goodwill and other acquisition
   related intangibles.......................................        125       2,465
  Acquired in-process research and development...............        --        7,422
  Loss (gain) on non-current investment......................       (440)        990
  Stock-based compensation...................................        378         --
  Changes in operating assets and liabilities:
    Accounts receivable......................................     (3,164)      7,395
    Inventories..............................................      4,491      (9,040)
    Other current assets.....................................       (399)     (1,475)
    Other assets.............................................        (96)        (42)
    Accounts payable.........................................        989      (7,612)
    Accrued payroll and related expenses.....................        330       1,142
    Deferred revenue.........................................        170         739
    Accrued liabilities......................................      2,721       5,401
    Other liabilities........................................        260         282
                                                               ----------  ----------
Net cash provided by (used in) operating activities..........     (9,960)      8,202

Investing activities
  Purchases of short-term investments........................     (8,981)    (26,439)
  Sales and maturities of short-term investments.............     18,599      24,567
  Purchases of property and equipment........................     (4,866)     (5,891)
  Proceeds from sale of  non-current investment..............        440         --
  Cash acquired in acquisition...............................        --          258
                                                               ----------  ----------
Net cash provided by (used in) investing activities..........      5,192      (7,505)

Financing activities
  Principal payments on long term debt obligations...........       (264)       (322)
  Proceeds from issuance of common stock, net of repurchases.      1,441       3,164
  Proceeds from stockholders note receivable.................        --          430
                                                               ----------  ----------
Net cash provided by financing activities....................      1,177       3,272
                                                               ----------  ----------
Net increase (decrease) in cash and cash equivalents.........     (3,591)      3,969
Cash and cash equivalents at beginning of period.............     93,724      71,240
                                                               ----------  ----------
Cash and cash equivalents at end of period................... $   90,133  $   75,209
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

The Company's revenues are derived from the sale of our DSL and Voice over Packet products, which include the CopperFlite CO, CopperFlite CPE, Optimizer, Palladia and Entropia families of products.

Centillium has incurred significant losses since inception and, as of September 30, 2002, had an accumulated deficit of approximately $122.3 million including a net loss for the nine months ended September 30, 2002 of $22.9 million.

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Customer Concentrations

The following customers, both of which are located in Japan, accounted for more than 10% of net revenues for the respective reporting periods below:

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Sumitomo Electric Industries...........        27%        65%        44%        52%
NEC....................................        52%        22%        40%        35%

Contingent Matters

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities, along with other contractual royalty related obligations. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Depending on the amount and timing of the resolutions of these claims, our future cash flows could be materially adversely affected in a particular period.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination completed after June 30, 2001. As of July 1, 2001, the Company adopted this accounting standard.

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. The company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. For further discussion, see Note 3, "Goodwill and Other Intangible Assets."

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring" (EITF 94-3). SFAS146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependant on the Company's activities subsequent to adoption.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

2. Inventories

The components of inventories are as follows (in thousands):

                                   September 30, December 31,
                                       2002          2001
                                   ------------  ------------
  Work-in-process................ $      3,107  $      6,600
  Finished goods.................        1,758         2,756
                                   ------------  ------------
                                  $      4,865  $      9,356
                                   ============  ============

3. Goodwill and Other Intangible Assets

With the adoption of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141 to goodwill. Accordingly, there was no amortization of assembled workforce recognized during the three and nine months ended September 30, 2002.

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

                                               Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                             --------------------  ----------------------
                                               2002       2001        2002        2001
                                             ---------  ---------  ----------  ----------
  Net loss:
   As reported............................. $  (5,378) $  (1,286)    (22,908) $  (15,498)
   Goodwill amortization...................       --         502         --        1,506
   Workforce amortization..................       --         278         --          834
                                             ---------  ---------  ----------  ----------
   As adjusted............................. $  (5,378) $    (506)    (22,908) $  (13,158)
                                             =========  =========  ==========  ==========
Basic and diluted net loss per share:
   As reported............................. $   (0.15) $   (0.04)      (0.66) $    (0.47)
   Goodwill amortization...................       --        0.01         --         0.05
   Workforce amortization..................       --        0.01         --         0.03
                                             =========  =========  ==========  ==========
   As adjusted............................. $   (0.15) $   (0.02)      (0.66) $    (0.39)
                                             =========  =========  ==========  ==========

Other acquisition related intangible assets subject to amortization were as follows (in thousands):

                                                September 30, December 31,
                                                    2002          2001
                                                ------------  ------------
  Other purchased intangibles................. $        500  $        500
  Less accumulated amortization...............         (375)         (250)
                                                ------------  ------------
  Other purchased intangibles, net............ $        125  $        250
                                                ============  ============

Amortization expense for other intangible assets was $125,000 for the nine months ended September 30, 2002. The estimated annual amortization expense for other intangible assets is $167,000 for the year ended December 31, 2002 and $83,000 for the year ended December 31, 2003.

4. Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

                                   September 30, December 31,
                                       2002          2001
                                   ------------  ------------
  Accrued royalties.............. $     11,494  $      8,788
  Accrued other liabilities......        2,495         2,480
                                   ------------  ------------
                                  $     13,989  $     11,268
                                   ============  ============

5. Provision for Income Taxes

The provision for income taxes for the three and nine month periods ended September 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three and nine month periods ended September 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses which are not currently benefited. Due to the Company's loss position, a full valuation allowance has been established to reserve the Company's deferred tax assets, consisting primarily of net operating loss carryforwards.

6. Net Loss Per Share and Comprehensive Net Loss

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
  Net loss............................. $  (5,378) $  (1,286) $ (22,908) $ (15,498)
                                         =========  =========  =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding...................    34,862     34,351     34,713     34,075
  Less weighted average shares
   subject to repurchase...............        97        569        180        747
                                         ---------  ---------  ---------  ---------
  Weighted average shares used in
   computing basic and diluted net
   (loss) per share....................    34,765     33,782     34,533     33,328
                                         =========  =========  =========  =========

  Basic and diluted net loss per share. $   (0.15) $   (0.04)     (0.66) $   (0.47)
                                         =========  =========  =========  =========

As of September 30, 2002 and 2001, there were 12,461,725 and 10,132,624 respectively, outstanding warrants, stock options, and shares subject to repurchase by the Company excluded from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented.

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

Comprehensive Net Loss

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                         --------------------  --------------------
                                            2002       2001       2002       2001
                                         ---------  ---------  ---------  ---------
Net loss............................... $  (5,378) $  (1,286) $ (22,908) $ (15,498)

Change in unrealized gain on
  available-for-sale investments.......        (6)        85        (67)        92
                                         ---------  ---------  ---------  ---------
   Total comprehensive loss............ $  (5,384) $  (1,201)   (22,975) $ (15,406)
                                         =========  =========  =========  =========

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

The Company sold $454,000, $903,000 and $2.5 million and $1.2 million of products to Broadxent, Inc. for the three and nine-month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and December 31, 2001, the Company had $1,000 and $486,000, respectively, in accounts receivable from Broadxent, Inc. Broadxent, Inc., is a wholly owned subsidiary of Creative Technology Ltd. One of the Company's directors is also a director of Creative Technology Ltd.

8. Restructuring

In the third quarter of 2002, as part of an ongoing review of our operations, we implemented a restructuring plan to reduce expenses and align our cost structure with our business outlook. The restructuring plan included a reduction in workforce of 30 employees and the closing of our Dallas, Texas design center. Total costs of the restructuring were $525,000 and have been included in our statement of operations in the above expense categories. The amount accrued and unpaid as of September 30, 2002 is not material.

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

Results of Operations for the Three Months Ended September 30, 2002 and 2001

Net Revenues. Our net revenues were $23.3 million for the three months ended September 30, 2002 compared to $46.8 million for the three months ended September 30, 2001. The decrease in revenues primarily reflects a decrease in average selling prices of our DSL products and a decrease in unit volume shipments. Our major customers for the three months ended September 30, 2002, were NEC and Sumitomo Electric Industries ("Sumitomo") who represented 52% and 27% of net revenues, respectively. For the three months ended September 30, 2001, NEC and Sumitomo represented 22% and 65% of net revenues, respectively. The change in customer mix was due to timing of purchases and lower net revenues in the third quarter of 2002, as compared to the third quarter of 2001. Net revenues to international customers, who were primarily located in Japan, comprised 81% and 91% of our net revenues for the three months ended September 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues was $12.6 million for the three months ended September 30, 2002 resulting in a gross profit of $10.7 million or 46% of net revenues. This compares to a gross profit of $23.2 million or 50% of net revenues for the three months ended September 30, 2001. The decrease in gross profit and gross profit percentage was primarily due to lower net sales from lower sales unit volume and a decrease in average selling price per unit, partially offset by improved product yields and lower per unit product costs.

Research and Development Expenses. Research and development expenditures decreased 29% to $11.3 million for the three months ended September 30, 2002 as compared to $16.0 million for the three months ended September 30, 2001. This decrease was primarily due to a $1.9 million decrease in the amortization of deferred compensation, a decrease in software tool costs, a decrease in non-recurring engineering costs and a decrease in salary and related costs due to fewer employees, partially offset by increases in depreciation and severance costs related to a reduction in workforce of 13 employees in the third quarter of 2002.

Sales and Marketing Expenses. Sales and marketing expenditures decreased 38% to $2.9 million for the three months ended September 30, 2002 as compared to $4.8 million for the three months ended September 30, 2001. The decrease was due primarily to a $1.5 million decrease in the amortization of deferred compensation, a decrease in customer evaluation board costs, a decrease in sales commissions, partially offset by the salary and severance costs related to a reduction in workforce of 15 employees in the third quarter of 2002.

General and Administrative Expenses. General and administrative expenditures decreased 36% to $2.2 million for the three months ended September 30, 2002 from $3.4 million for the three months ended September 30, 2001. This decrease was primarily due to a $684,000 decrease in the amortization of deferred compensation, a decrease in bad debt expense and decreases in expensed software and legal and stock administration fees.

Amortization of Deferred Compensation. In the three months ended September 30, 2002, we recorded a benefit of $890,000 in amortization of deferred compensation as compared to a charge of $3.3 million for the three months ended September 30, 2001. As required by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), we recorded a benefit to amortization of deferred compensation in the third quarter related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which were unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles decreased to $42,000 for the three months ended September 30, 2002 from $822,000 for the three months ended September 30, 2001. This was due to the implementation of SFAS 142, which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), we reclassified assembled workforce to goodwill which eliminated the amortization of assembled workforce effective January 1, 2002.

Interest Income. Interest income decreased 47% to $445,000 in the three months ended September 30, 2002 as compared to $847,000 for the three months ended September 30, 2001. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio and lower average invested balances.

Provision for Income Taxes. Income tax expense was $6,000 for the three months ended September 30, 2002 compared to $286,000 for the three months ended September 30, 2001. The provision for income taxes for the three months ended September 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the three months ended September 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Due to the Company's loss position, a full valuation allowance has been established to reserve the Company's deferred tax assets, consisting primarily of net operating loss carryforwards.

Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Revenues. Our net revenues were $80.3 million for the nine months ended September 30, 2002 compared to $125.0 million for the nine months ended September 30, 2001. The decrease in revenues is primarily due to a decrease in average selling prices of our DSL products. Our major customers for the nine months ended September 30, 2002 were Sumitomo and NEC who represented 44% and 40% of net revenues, respectively. For the nine months ended September 30, 2001, Sumitomo and NEC represented 52% and 35% of net revenues, respectively. Revenues to international customers, who were primarily located in Japan, comprised 87% and 90% of our net revenues for the nine months ended September 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues was $45.9 million for the nine months ended September 30, 2002 resulting in a gross profit of $34.4 million or 43% of net revenues. This compares to a gross profit of $62.0 million or 50% of net revenues for the nine months ended September 30, 2001. The decrease in gross profit and gross profit percentage was primarily due to lower net sales from lower sales unit volume and a decrease in average selling price per unit, partially offset by lower per unit product costs.

Research and Development Expenses. Research and development expenditures decreased 11% to $39.3 million for the nine months ended September 30, 2002 as compared to $44.1 million for the nine months ended September 30, 2001. This decrease was primarily due to a $5.0 million decrease in the amortization of deferred compensation.

Sales and Marketing Expenses. Sales and marketing expenditures decreased 14% to $11.9 million for the nine months ended September 30, 2002 as compared to $13.8 million for the nine months ended September 30, 2001. The decrease was due primarily to a $2.5 million decrease in the amortization of deferred compensation, a decrease in customer evaluation board costs and a decrease in sales commissions, partially offset by salary and severance costs.

General and Administrative Expenses. General and administrative expenditures decreased 30% to $7.7 million for the nine months ended September 30, 2002 from $11.1 million for the nine months ended September 30, 2001. This decrease was primarily due to a $2.5 million decrease of in the amortization of deferred compensation, a decrease in bad debt expense and decreases in expensed software and legal and stock administration fees, offset by increases in business insurance.

Amortization of Deferred Compensation. In the nine months ended September 30, 2002, we recorded $2.3 million in amortization of deferred compensation as compared to $12.8 million for the nine months ended September 30, 2001. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life, and an adjustment in the third quarter of 2002 related to forfeited options. As required by APB25, we recorded a benefit to amortization of deferred compensation in the third quarter related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which were unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles decreased to $125,000 for the nine months ended September 30, 2002 from $2.5 million for the nine months ended September 30, 2001. This was due to the implementation of SFAS 142, which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill, which eliminated the amortization of assembled workforce effective January 1, 2002.

In-Process Research and Development Expense. For the nine months ended September 30, 2001, we recorded $7.4 million in charges for in-process research and development related to the acquisition of vEngines, Inc. There were no comparable amounts for the nine months ended September 30, 2002.

Gain on Non-Current Investment. For the nine months ended September 30, 2001, as a result of an ongoing evaluation and review of our non-current equity investment, we recorded a non-cash charge of $990,000 to write down the basis of our investment to zero for impairment. In January 2002, we sold this non-current equity investment for $440,000 and have included this as a gain in the nine months ended September 30, 2002.

Interest Income. Interest income decreased 51% to $1.5 million in the nine months ended September 30, 2002 as compared to $3.0 million for the nine months ended September 30, 2001. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio and lower average invested balances.

Provision for Income Taxes. Income tax expense was $57,000 for the nine months ended September 30, 2002 compared to $520,000 for the nine months ended September 30, 2001. The provision for income taxes for the nine months ended September 30, 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. The provision for income taxes for the nine months ended September 30, 2001 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions and federal alternative minimum taxes based on projected U.S. taxable income for the fiscal year 2001. Due to the Company's loss position, a full valuation allowance has been established to reserve the Company's deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2002, we had $97.6 million in cash, cash equivalents and short-term investments as compared to $110.9 million at December 31, 2001.

Net cash used in operating activities was $10 million for the nine months ended September 30, 2002. The net cash used in operating activities was primarily due to our net loss of $22.9 million and an increase in our accounts receivable of $3.2 million. The increase in accounts receivable was due to differences in the timing of related shipments and payments in the nine-month periods ended September 2002 and 2001, respectively. Net cash used in operating activities was offset by non-cash charges of $2.3 million for the amortization of deferred compensation, depreciation and amortization expense of $5.3 million, a decrease in inventory of $4.5 million and increases in accrued liabilities and accounts payable of $2.7 million and $1.0 million, respectively. The decrease in inventory was due to lower inventory levels required to support lower sales volumes and the increases in accrued liabilities and accounts payable were due to timing of payments.

For the nine months ended September 30, 2002, net cash provided by investing activities was $5.2 million. Net cash provided by investing activities primarily related to net sales and maturities of short-term investments of $18.6 million offset by purchases of property and equipment of $4.9 million, principally related to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash provided by financing activities was $1.2 million for the nine month periods ended September 30, 2002. Net cash provided by financing activities primarily consisted of net proceeds of $1.4 million from employee stock plans partially offset by principal payments on long term debt obligations.

Our principal source of liquidity as of September 30, 2002 consisted of $97.6 million of cash and cash equivalents, and short-term investments. We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products. We expect to devote capital resources to continue our research and development efforts, to support our sales, marketing, and product development programs and to fund other general corporate activities. From time to time, we receive various inquiries or claims in connection with intellectual property and other rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Depending on the amount and timing of the resolutions of these claims, our future cash flows could be materially adversely affected in a particular period.

If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $22.9 million for the nine months ended September 30, 2002 and $19.7 million and $46.0 million for the years ended December 31, 2001 and 2000, respectively.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 84% of net revenues for the nine months ended September 30, 2002 and 87% of net revenues for the year ended December 31, 2001. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES MAY BE DEPLOYED IN JAPAN, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan and have been able to achieve the majority market share of DSL equipment purchases, based on our products, in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in Japan and has subsequently deployed these competing technologies. If these competing technologies continue to be successful, our market share in the DSL market in Japan may decline and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For the nine months ended September 30, 2002 and for the year ended December 31, 2001, 87% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the nine months ended September 30, 2002 were Sumitomo and NEC, accounting for 44% and 40% of our net revenues. For the year ended December 31, 2001, Sumitomo and NEC accounted for 48% and 38% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain digital semiconductor wafers from Taiwan Semiconductor Manufacturing Co., Ltd and we obtain analog silicon wafers from United Microelectronics Corporation. If we fail to obtain components in sufficient quantities when required or if we cannot adequately control manufacturing process quality, product yields or production costs, our business could be harmed. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful.

Any of our sole source suppliers may:

    enter into exclusive arrangements with our competitors;

    stop selling their products or components to us at commercially reasonable prices;

    refuse to sell their products or components to us at any price; or

    be subject to production disruptions such as earthquakes.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION AND THAT MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed some of our products to be manufactured in .35 micron, .25 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2002, all of our investments were in money market funds and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $16,000 decrease in the fair value of our available-for-sale securities as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes Oxley Act of 2002, non-audit services approved in the third quarter by the company's Audit Committee to be performed by Ernst & Young, the company's independent auditors, are as follows: tax-related services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1. Certification of Faraj Aalaei, Chief Executive Officer and Co-Founder of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2. Certification of Darrel Slack, Vice-President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC.

(Registrant)

Dated: November 8, 2002

By:
/s/ Darrel Slack
Darrel Slack
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Faraj Aalaei, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centillium Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Faraj Aalaei
 Faraj Aalaei
Chief Executive Officer and Co-Founder

CERTIFICATIONS

I, Darrel Slack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Centillium Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Darrel Slack
 Darrel Slack
Vice President and Chief Financial Officer