Form 10-K
period 2002-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2003-02-18
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [     ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 24, 2003, was approximately $79,452,809 based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On January 24, 2003, approximately 35,255,018 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on June 11, 2003.

Centillium Communications, Inc.

FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	**
Item 13.	Certain Relationships and Related Transactions	**
Item 14.	Controls and Procedures	**
Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	**
Signatures.		**
Certifications.		**

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

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.centillium.com.

The increasing desire of consumers and businesses to obtain low cost, high bandwidth and always-on access to the Internet and the continuing cost competitive pressures on voice services have created the need for new generations of communications semiconductor solutions. Broadband transmission of digital information over existing infrastructures requires highly integrated semiconductor solutions to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, than can typically be addressed by traditional semiconductor solutions developed for low speed transmission applications. Moreover, solutions that are based on multiple discrete analog and digital chips generally cannot achieve the cost-effectiveness, performance and reliability required by the broadband communications markets. These requirements are best addressed by new generations of highly integrated semiconductor devices that combine complex functions with high performance circuitry and that can be manufactured in high volumes using cost-effective semiconductor technologies.

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

DSL technology allows consumers or businesses to access the Internet at speeds of up to twelve or more megabits per second or more than 100 times as fast as dial up access by using the existing copper telephone wiring between the telephone company's central office and the end user. According to the Dell'Oro Group, the number of worldwide DSL subscribers grew from 5.6 million at the end 2000 to 33.0 million at the end of 2002 and is projected to reach 51.0 million by the end of 2003.

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

VoP technology provides a number of economic and competitive advantages for service providers. A high capacity packet-based gateway or switch based on VoP technology allows service providers to reduce their investment in traditional Class 5 and Class 4 circuit switches and migrate to a converged voice and data switching infrastructure. A key benefit of this convergence is that service providers can reduce the long-term cost of providing voice transmission services by migrating these transmissions from their legacy voice networks to their more efficient data networks.

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

STRATEGY

Our objective is to be the leading provider of system-level products for equipment manufacturers serving the broadband communications markets. Key elements of our strategy include the following:

Target complementary high-growth broadband communications markets. Our strategy is to focus on complementary, high-growth broadband communications markets and to develop system-level solutions for applications in those markets. Our products are designed for the DSL infrastructure equipment, DSL end-user equipment and VoP markets. By targeting these complementary markets, which share common technologies and customers, we are able to more effectively utilize our existing engineering, sales and marketing resources.

Strengthen and expand relationships with strategic customers. We have established customer relationships with key equipment manufacturers, including Sumitomo Electric Industries, NEC, Lucent Technologies and Advanced Fibre Communications. We have shipped DSL products to each of these manufacturers and have recognized approximately $93.9 million in net revenues from sales to this group during the year ended December 31, 2002. During this period, sales to NEC and Sumitomo Electric Industries accounted for 45% and 41% of our net revenues, respectively. We do not have long-term agreements with these customers relating to the sale of our products. Rather, they purchase our products on an order-by-order basis. These companies are market and technology leaders within the broadband communications market and selling products to these companies provides references for our products that in turn help to secure future sales. Collaborating with these industry leaders also helps us to enhance our technological capabilities. We believe these strategic relationships are essential to our continued growth and the further development and acceptance of our technologies.

Extend technology leadership. We have invested substantial resources to establish our technology leadership. We believe we were the first company to deliver a DSL infrastructure product that manages multiple ports and the first to deliver a set of the two primary semiconductors for a DSL modem that requires less than one watt of power. An important element of our technological leadership is our programmable digital signal processor and associated processing instructions, or algorithms, which are optimized for high bandwidth communications applications. This core technology can be extended to develop multiple communications products for complementary markets.

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

DSL Customer Premises Equipment (CPE) Products

Our CPE products are designed for use as a subsystem for devices that distribute network access for multiple appliances. Examples of these devices include the following:

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

VOICE OVER PACKET PRODUCTS

We currently sell two classes of products for the VoP Market: Entropia Central Office (CO) and Entropia CPE. Entropia CO is sold to manufacturers of broadband infrastructure products for use in carrier class equipment such as voice gateways and soft switches and is positioned to support current and evolving VoP applications. Entropia CPE is being marketed for use in voice-enabling equipment installed at enterprises. Examples of such equipment are a high-end integrated access device, or IAD, which aggregates multiple voice and data channels from businesses for transmission over the data network and a private branch exchange, or PBX, which is a computer server that manages telephone calls in medium to large businesses.

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed-signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products which have:

  flexibility due to programmability;
  higher data throughput;
  low power consumption; and
  small size.

Software programmable digital signal processor. A cornerstone of our technology is our internally-developed software programmable digital signal processor. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media, such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications, such as DSL and VoP networking. We currently use this core technology in every product line currently in production. This software programmable digital signal processor technology gives us the advantage of field programmability and scalable upgradability of devices for future standards.

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

System software. We have expertise in developing software that addresses the needs of network equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to write software that ensures that our products are interoperable with communications equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for simple installation and operation.

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

A small number of customers have historically accounted for a substantial portion of our revenue. Sales to NEC represented approximately 45% of our net revenue in 2002 and approximately 38% of our net revenue in 2001. Sales to Sumitomo Electric Industries represented approximately 41% of our net revenue in 2002 and approximately 48% of our net revenue in 2001. The loss of a key customer could materially and adversely affect our business, financial condition and results of operations.

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior engineering support. We believe that providing comprehensive product service and support is critical to shortening our customers' design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through independent sales representatives. Our sales managers are dedicated to our principal customers to promote close cooperation and communication. Representatives support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

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

BACKLOG

Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice, which allows customers to cancel or change orders prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2002, we employed 195 engineers in Research and Development. In addition, 170 of our employees hold a total of 203 advanced degrees, including 25 PhDs. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Research and development expense for 2002, 2001 and 2000 was approximately $50.8 million, $59.0 million and $41.9 million, respectively.

OPERATIONS AND MANUFACTURING

We outsource the fabrication, assembly and testing of our semiconductor devices. This fabless model allows us to focus our resources on the design, development and marketing of our products. We manage the production of our devices through our operations and manufacturing group, which consists of technology engineering, test engineering, logistics, quality assurance and reliability.

We source our semiconductor fabrication from some of the world's largest foundries, including but not limited to, our principal suppliers: Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. Our manufacturing strategy is to qualify and utilize multiple facilities within a given foundry partner for the fabrication of a given IC semiconductor device. This second source strategy seeks to ensure production and performance consistency, both of which are critical for our products, while maintaining multiple channels of supply.

Foundry subcontractors conduct our wafer probe testing. Following completion of the wafer probe tests, the dies are assembled into packages and the finished products are tested by one of our four key subcontractors: Advanced Semiconductor Engineering, Amkor Technology, ST Assembly Test Services, and United Test and Assembly Center Ltd.. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

COMPETITION

Although we produce system-level products, we primarily compete with vendors of semiconductor devices for the DSL and VoP markets. We believe that the principal factors of competition for semiconductor vendors to these markets are product capabilities, level of integration, rate of data throughput, performance and reliability, power consumption, price, time-to-market, system cost, intellectual property rights, customer support and reputation. We believe we compete favorably with respect to each of these factors.

We compete with a number of major domestic and international suppliers of semiconductors for both DSL central office and customer premises equipment and with suppliers of semiconductors for equipment enabling VoP networks. Our principal competitors that supply semiconductors include Analog Devices, Broadcom, Conexant Systems, GlobespanVirata, Infineon, ST Microelectronics and Texas Instruments.

Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, our competitors may in the future develop technologies that more effectively address our markets at a lower cost. We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property. To date, we have been granted 10 U.S. patents and have a significant number of U.S. and international patent applications pending.

Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of such intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

EMPLOYEES

As of December 31, 2002, we had a total of 320 employees, of whom 277 are engineers. None of our employees is represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense.

REVENUES BY GEOGRAPHIC AREA

The following is a summary of net revenues by major geographic area (in thousands):

                                       Years ended December 31,
                                   -------------------------------
                                     2002       2001       2000
                                   ---------  ---------  ---------
     Japan....................... $  90,260    138,948  $  17,301
     North America...............    11,431     16,710     34,451
     Asia -- excluding Japan.....     2,660      3,108      4,587
     All other...................       621        741        135
                                   ---------  ---------  ---------
     Total....................... $ 104,972  $ 159,507  $  56,474
                                   =========  =========  =========

ITEM 2. PROPERTIES

We lease two buildings in Fremont, California that comprise our corporate headquarters and include our administration, sales and marketing, research and development, and operations departments. In addition, we have a lease for an engineering design center in Huntsville, Alabama and a sales office in Boston, Massachusetts. Internationally, we lease one engineering design center in France and two in India, and we also lease sales offices in Japan, China, Taiwan and South Korea.

These leases comprise an aggregate of 95,556 square feet and have terms expiring on or prior to November 2009. We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months and that additional leased space can be obtained on commercially reasonable terms if needed.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation. Discussion regarding potential litigation can be found in Section 7, "Risk Factors" of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) none
(b) none
(c) none
(d) none

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock has traded on the Nasdaq National Market under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

Quarter	High	Low
Year ended December 31, 2001: First quarter Second quarter Third quarter Fourth quarter	$ 49.19 $ 37.15 $ 26.68 $ 10.21	$ 16.63 $ 17.47 $ 5.30 $ 4.62
Year ended December 31, 2002: First quarter Second quarter Third quarter Fourth quarter	$ 13.97 $ 14.38 $ 7.87 $ 3.33	$ 8.12 $ 6.37 $ 1.20 $ 1.34

On January 24, 2003 there were approximately 200 record holders of the Company's Common Stock, and the last reported sale price of the Company's common stock was $3.29. There were approximately 3,543 beneficial stockholders as of January 24, 2003.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies and do not anticipate paying any cash dividends in the foreseeable future.

Stockholder Rights Plan

In December 2002, the Company's Board of Directors approved the adoption of a stockholder rights plan. The plan is designed to assure that Centillium stockholders receive fair value in the event of a future unsolicited business combination or similar transaction involving Centillium in a manner or on terms not approved by the Centillium Board of Directors.

Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium's outstanding common stock by an unsolicited third party acquiror. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquiror, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium's Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the plan may be amended by Centillium's Board of Directors at any time without the approval of the rights holders as set forth in the plan.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                                     Years Ended
                                    -----------------------------------------------------
                                      2002       2001       2000       1999       1998
                                    ---------  ---------  ---------  ---------  ---------
                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
  Total net revenues.............. $ 104,972  $ 159,507  $  56,474  $   3,744  $     752
  Operating loss.................. $ (35,630) $ (21,847) $ (49,826) $ (20,781) $  (9,722)
  Net loss........................ $ (33,301) $ (19,693) $ (45,998) $ (19,749) $  (9,256)
  Net loss per share--basic and
   diluted........................ $   (0.96) $   (0.59) $   (2.00) $   (2.23) $   (1.15)
  Shares used to compute basic
   and diluted net loss per share.    34,641     33,495     22,950      8,842      8,056

CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents and
   short-term investments......... $ 102,002  $ 110,853  $  87,684  $  28,313  $   7,926
  Working capital................. $  83,795  $ 103,663  $  94,739  $  26,043  $   6,686
  Total assets.................... $ 122,439  $ 144,208  $ 127,943  $  35,587  $  12,010
  Long-term debt and capital
   lease obligations, less
   current portion................ $     525  $      --  $     221  $     549  $   1,235
  Total stockholders' equity...... $  93,823  $ 121,158  $ 106,870  $  30,055  $   9,259

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

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Allowance for Doubtful Accounts. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. In addition, we record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

Sales Returns and Allowances. We establish, upon shipment of our products, a provision for estimated returns. Under certain circumstances we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenue and gross profit, should we experience increased product returns.

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

Impairment of Long-Lived Assets. We evaluate goodwill for impairment annually and when indicators of impairment, such as reductions in demand or significant economic slowdowns in the communications industry, are present. We also evaluate long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of assets is impaired and if the comparison indicates that there is impairment, the impaired asset is written down to fair value. Significant management judgment is required in the forecast of future operating results that is used in the preparation of the analysis. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

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

Overview

We provide system-level products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies' communications infrastructure or in the customer premise for Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

Our revenues are derived from the sale of our DSL and Voice over Packet network products, which include the CopperFlite CO, CopperFlite CPE, Optimizer, Palladia, and Entropia families of products. To date, we have generated a substantial portion of our revenues from a limited number of customers. For the year ended December 31, 2002, NEC and Sumitomo Electric Industries represented 45% and 41% of our revenues, respectively. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC represented 48% and 38% of our revenues, respectively. For the year ended December 31, 2000, Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks represented 24%, 20%, 12%, 10% and 10%, of our revenues, respectively.

We have focused our sales and marketing efforts on Asian and North American communications equipment manufacturers. During the years ended December 31, 2002, 2001, and 2000, 89%, 89% and 39% of our revenues, respectively, were from customers in Asia. Revenues from our customers in Asia increased in 2001 compared to 2000 primarily due to the broad market acceptance and use of our DSL products in Japan. Revenues from our customers in North America decreased in 2002 and 2001 primarily due to decreases in spending in the communications equipment industry. We currently sell through our direct sales force in China, Japan, North America, the United Kingdom and South Korea. We also utilize sales representatives in China, Hong Kong, Israel, Italy, Japan, South Korea, North America and Taiwan. International revenues are denominated solely in U.S. dollars, which reduces our exposure to foreign currency exchange risks.

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

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, depreciation associated with software development tools, and amortization of deferred compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. For example, we require a substantial number of prototypes to build and test our complex products and therefore incur significant prototype costs. Research and development is key to our future success. The near term impact of our restructuring plan is expected to result in lower absolute dollar spending for research and development. Notwithstanding the anticipated impact on spending, based on past experience, we anticipate that research and development expense may increase in the long-term as we incur additional costs related to the growth of our Company.

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

General and administrative expenses consist primarily of salaries and related expenses for executives, finance, accounting, facilities, information services, human resources, recruiting expenses, legal and other professional fees, other corporate expenses, and amortization of deferred compensation. In addition, general and administrative expenses include management's estimate of potential bad debt expense. General and administrative expenses may increase in the long-term as we incur additional costs related to the growth of our business.

In connection with the grant of certain stock and other equity-based compensation to our employees, technical advisors and directors, we have recorded stock-based compensation expense of $3.8 million, $15.3 million and $25.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred compensation is recorded upon grant and represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. Deferred compensation is presented as a reduction of stockholders' equity. As required by APB 25, we record an adjustment to equity-based compensation when employees forfeit options for which compensation expense had been recognized using the graded vesting method, but which were unvested on the date their employment terminated. See Notes 1 and 8 of notes to consolidated financial statements for more information about our equity-based compensation programs.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $33.3 million, $19.7 million and $46.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues.

                                                   Years ended December 31,
                                             ---------------------------------
                                               2002        2001        2000
                                             ---------  ----------  ----------
Total net revenues.........................       100%       100%       100%
Cost of revenues...........................        57          50          57
                                             ---------  ----------  ----------
Gross profit...............................        43          50          43
                                             ---------  ----------  ----------
Operating expenses:
  Research and development.................        48          37          74
  Sales and marketing......................        14          11          27
  General and administrative...............         9           9          28
  Amortization of goodwill and other
   acquisition-related intangibles.........        --           2           2
  Impairment of goodwill...................         6          --          --
  In-process research and development......        --           5          --
                                             ---------  ----------  ----------
    Total operating expenses...............        77          64         131
                                             ---------  ----------  ----------
Operating loss.............................       (34)        (14)        (88)
Interest income, net.......................         2           2           7
Gain (loss) on long-term investment........        --          (1)         --
Benefit (provision) for income taxes.......        --          --          --
                                             ---------  ----------  ----------
Net loss...................................       (32)%       (13)%       (81)%
                                             =========  ==========  ==========

Years ended December 31, 2002 and 2001

Total Net Revenues: Total net revenues in 2002 were $105.0 million, compared with $159.5 million in 2001, a decrease of 34%. The decrease in revenues is primarily due to a 40% decrease in the average selling prices of our DSL products which was partially offset by a change in product mix and a 4% increase in unit volume shipments. Our major customers for the years ended December 31, 2002 were NEC and Sumitomo who represented 45% and 41% of net revenues, respectively. For the year ended December 31, 2001, Sumitomo and NEC represented 48% and 38% of net revenues, respectively. Revenues from international customers, who were primarily located in Japan, comprised 89% of our net revenues in each of the years ended December 31, 2002 and 2001.

Cost of Revenues: Cost of revenues, which reflects costs of product revenues, was $59.5 million in 2002 and $79.8 million in 2001 resulting in gross profit as a percentage of revenues of 43% and 50%, respectively. The decrease in gross profit and gross profit percentage was primarily due to lower average selling prices per unit, partially offset by lower per unit product costs. Our gross margins in the future may be affected by competitive pricing strategies and the future introduction of certain lower margin items.

Research and Development Expenses: Research and development expenses in 2002 were $50.8 million, compared to $59.0 million in 2001, a decrease of 14%. This decrease was primarily due to a $5.5 million decrease in the amortization of deferred compensation and a decrease in software expense.

Sales and Marketing Expenses: Sales and marketing expenses in 2002 were $14.7 million, compared to $18.0 million in 2001, a decrease of 18%. The decrease was due primarily to a $2.8 million decrease in the amortization of deferred compensation, a decrease in customer evaluation board costs and a decrease in sales commissions, partially offset by increases in salary and severance costs.

General and Administrative Expenses: General and administrative expenses in 2002 were $9.7 million, compared to $13.9 million in 2001, a decrease of 30%, which was primarily due to a decrease in the amortization of deferred compensation of $2.7 million, a decrease in bad debt expense of $800,000 and decreases in expensed software and legal and stock administration fees, offset by increases in business insurance costs.

Amortization of Deferred Compensation and Non-Cash Stock Compensation: Amortization of deferred compensation, which is allocated among the above expense categories, was $3.8 million in 2002 compared to $15.3 million in 2001, a decrease of $11.5 million. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life, as well as adjustments in 2002 related to forfeited options. As required by APB 25, we record an an adjustment to equity-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition Related Intangibles: Amortization of goodwill and other acquisition-related intangibles decreased to $167,000 for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. This was due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill, which eliminated the amortization of assembled workforce effective January 1, 2002.

Impairment of Goodwill: During the fourth quarter of 2002, we completed our annual goodwill impairment test. Based upon this test, we recorded a charge of $5.8 million to write down the value of goodwill associated with our purchase transactions. No comparable charges were incurred in 2001.

In-Process Research and Development Expense: In 2002, we did not have any acquired in-process research and development. In the first quarter of fiscal 2001, we wrote off $7.4 million of acquired in-process research and development (IPR&D) related to our acquisition of vEngines, Inc. The entire IPR&D charge of $7.4 million related to one project. This project related to the development of high-density voice processing semiconductor products, which bridge circuit switched voice and data networks. The write off was necessary because the acquired technology had not yet reached technological feasibility and there were no alternative future uses for the technology.

Gain (Loss) on Long-Term Investment: We monitor and evaluate the realizable value of our long-term equity investment and if events and circumstances indicate that a decline in value of this asset is other than temporary, we write down the carrying value to its estimated fair value. In June 2001, in connection with the ongoing evaluation and review of our only long-term equity investment, we recorded a non-cash charge of $990,000 to write down the basis of this investment to zero as a result of this impairment. In January 2002, we sold this equity investment for $440,000 and reported this as a gain in the first quarter of 2002.

Interest Income, Net: Interest income, net was $1.8 million in 2002, compared to $3.5 million in 2001, a decrease of 49%. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio, and slightly lower average invested balances.

Benefit (Provision) for Income Taxes: We recorded a tax benefit of $95,000 for the year ended December 31, 2002, which represents a refund of U.S. Federal Income Taxes, offset by foreign federal income taxes. We recorded a provision for income taxes of $400,000 for the year ended December 31, 2001, which represents federal and state minimum taxes as well as foreign income taxes.

As of December 31, 2002, we have $55 million and $30 million of net operating loss carryforwards for federal and state purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $2.9 million and $2.7 respectively. The net operating losses and federal credit carryforwards will expire at various dates beginning in 2006, if not utilized. The California net operating losses are not available to offset income until 2004 due to recent state law change.

Utilization of net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

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

The valuation allowance at December 31, 2002 includes approximately $4.6 million related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Years ended December 31, 2001 and 2000

Total Net Revenues: Total net revenues in 2001 were $159.5 million, compared with $56.5 million in 2000, an increase of 182%. The growth in revenue was due to a higher volume of shipments, which increased 191%, offset by a 4% decrease in our average selling price and changes in product mix. In addition, in the fourth quarter of 2001, we recorded $1.1 million in revenues from cancellation fees.

Cost of Revenues: Cost of revenues, which reflects costs of product revenues, was $79.8 million in 2001 and $32.3 million in 2000 resulting in gross profit as a percentage of revenues of 50% and 43%, respectively. The increase in gross profit as a percentage of revenues was attributable to improved yields and cost reductions at our suppliers, an increase in unit volume of shipments and a decrease in excess and obsolete inventory writedowns as a percentage of sales.

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

Gain (Loss) on Long-Term Investment: We monitor and evaluate the realizable value of our long-term equity investment and if events and circumstances indicate that the decline in value of this asset is other than temporary, we write down the carrying value to estimated fair value. In June 2001, in connection with the ongoing evaluation and review of our only long-term equity investment, we recorded a non-cash charge of $990,000 to write down the basis of this investment to zero as a result of this impairment. In January 2002, we sold this non-current equity investment for $440,000 and reported this as a gain in the first quarter of 2002.

Interest Income, Net: Interest income was $3.5 million in 2001, compared to $3.8 million in 2000, a decrease of 8%. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short- term investment portfolio, offset partially by an increase in average invested balances.

Provision for Income Taxes: We recorded a tax provision of $400,000 for the year ended December 31, 2001, which represents federal and state minimum taxes as well as foreign income taxes. We recorded a provision for foreign income taxes of $8,000 for the year ended December 31, 2000.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At December 31, 2002, we had $102.0 million in cash, cash equivalents and short-term investments as compared to $110.9 million at December 31, 2001.

Cash and cash equivalents decreased to $93.5 million at December 31, 2002 from $93.7 million at December 31, 2001. Operating activities during 2002 used $7.1 million in cash. This was primarily the result of the net loss of $33.3 million being offset by the non-cash impact of a $5.8 million charge for the goodwill impairment, $3.8 million in amortization of deferred compensation and $7.2 million of depreciation and amortization expense. The net loss was further offset by a decrease in inventories of $5.2 million, a decrease in accounts receivable of $1.2 million, and an increase in accrued liabilities and accrued payroll and related expenses of $3.2 million.

Net cash provided by investing activities was $4.9 million for the year ended December 31, 2002, and was primarily related to net sales of short-term investments of $8.6 million offset by purchases of property and equipment of $4.1 million.

Cash generated from financing activities was $2.0 million for the year ended December 31, 2002, and was related to the net proceeds from employee stock plans of $2.2 million.

Our principal source of liquidity as of December 31, 2002 consisted of $102.0 million of cash and cash equivalents, and short-term investments. We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations, which will, in turn, be directly affected by the levels of demand for our products. Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

                                                         Payments due by period
                                        -------------------------------------------------------
                                          Total     1 year    2-3 years  4-5 years  Over 5 years
                                        ---------  ---------  ---------  ---------  -----------
Operating leases-facilities........... $   4,600  $   2,253  $   2,207  $     100  $        40
Capital leases-software...............     2,115      1,587        528         --           --
Operating leases-software.............     7,673      4,151      3,522         --           --
Inventory purchase commitments........     6,053      6,053         --         --           --
                                        ---------  ---------  ---------  ---------  -----------
Total cash obligations................ $  20,441  $  14,044  $   6,257  $     100  $        40
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

Recent Accounting Pronouncements

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. We completed our transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. In the fourth quarter of 2002, we completed our annual impairment review and, as a result of our assessment, we recorded an expense of $5.8 million for the impairment of goodwill. For further discussion, see Notes to Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring" (EITF 94-3). SFAS146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  In addition, SFAS No. 146 establishes that fair value is the basis for initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependant on our activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The Company is evaluating the impact of its adoption on its consolidated results of operation and financial position.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions for this Form 10-K. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), portions of which immediately impact Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is expected to have far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material change in its practices as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act calls for additional regulations and requirements of publicly-traded companies, many of which have yet to be issued.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $33.3 million, $19.7 million and $46.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 86% of net revenues for the year ended December 31, 2002 and 87% of net revenues for the year ended December 31, 2001. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES HAVE BEEN DEPLOYED IN JAPAN, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan and have been able to achieve significant market share for DSL equipment purchases, based on our products, in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in Japan and has subsequently deployed these competing technologies. If these competing technologies continue to be successful, our market share in the DSL market in Japan may decline and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues have been derived from customers located outside of the United States. In each of the years ended December 31, 2002 and 2001, 89% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the year ended December 31, 2002 were NEC and Sumitomo, accounting for 45% and 41% of our net revenues. For the year ended December 31, 2001, Sumitomo and NEC accounted for 48% and 38% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

BECAUSE OTHER BROADBAND TECHNOLOGIES MAY COMPETE EFFECTIVELY WITH DSL SERVICES, OUR PRODUCTS MAY NOT CAPTURE MARKET SHARE.

DSL services are competing with a variety of different broadband data transmission technologies, including cable, satellite and other wireless technologies. If any technology that is competing with DSL technology is more reliable, faster and less expensive or has other advantages over DSL technology, then the demand for our DSL products may decrease.

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

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, historically, we have obtained digital semiconductor wafers from Taiwan Semiconductor Manufacturing Co., Ltd and we have obtained analog silicon wafers from United Microelectronics Corporation. If we fail to obtain components in sufficient quantities when required or if we cannot adequately control manufacturing process quality, product yields or production costs, our business could be harmed. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful.

Any of our sole source suppliers may:

  enter into exclusive arrangements with our competitors;
  stop selling their products or components to us at commercially reasonable prices;
  refuse to sell their products or components to us at any price; or
  be subject to production disruptions from causes such as earthquakes.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION AND THAT MAY RESULT IN LOWER THAN EXPECTED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed some of our products to be manufactured in .35 micron, .25 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2002, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $51,000 decrease in the fair value of our available-for-sale securities as of December 31, 2002. See Note 5 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page
Report of Ernst & Young LLP, Independent Auditors	**
Consolidated Statements of Operations	**
Consolidated Balance Sheets	**
Consolidated Statements of Stockholders' Equity	**
Consolidated Statements of Cash Flows	**
Notes to Consolidated Financial Statements	**
Financial Statement Schedule
Schedule II--Consolidated Valuation and Qualifying Accounts	**

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP

San Jose, California
January 24, 2003

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                        Years ended December 31,
                                                   ---------------------------------
                                                     2002        2001        2000
                                                   ---------  ----------  ----------

Net product revenues............................. $ 104,784  $  159,207  $   56,324
Technology development revenues..................       188         300         150
                                                   ---------  ----------  ----------
    Total net revenues...........................   104,972     159,507      56,474
Cost of revenues.................................    59,500      79,781      32,251
                                                   ---------  ----------  ----------
Gross profit.....................................    45,472      79,726      24,223
                                                   ---------  ----------  ----------
Operating expenses:
  Research and development.......................    50,754      59,034      41,879
  Sales and marketing............................    14,686      17,953      15,497
  General and administrative.....................     9,660      13,879      15,846
  Amortization of goodwill and other
   acquisition-related intangibles...............       167       3,285         827
  Impairment of goodwill.........................     5,835          --          --
  In-process research and development............        --       7,422          --
                                                   ---------  ----------  ----------
    Total operating expenses.....................    81,102     101,573      74,049
                                                   ---------  ----------  ----------
Operating loss...................................   (35,630)    (21,847)    (49,826)
Interest income, net.............................     1,794       3,544       3,836
Gain (loss) on long-term investment..............       440        (990)         --
                                                   ---------  ----------  ----------
Loss before benefit (provision) for income taxes.   (33,396)    (19,293)    (45,990)
Benefit (provision) for income taxes.............        95        (400)         (8)
                                                   ---------  ----------  ----------
Net loss......................................... $ (33,301) $  (19,693) $  (45,998)
                                                   =========  ==========  ==========

Basic and diluted net loss per share............. $   (0.96) $    (0.59) $    (2.00)
                                                   =========  ==========  ==========
Shares used to compute basic and
 diluted net loss per share......................    34,641      33,495      22,950
                                                   =========  ==========  ==========

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                December 31,
                                                            --------------------
                                                              2002       2001
                                                            ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents............................... $  93,513  $  93,724
  Short-term investments..................................     8,489     17,129
  Accounts receivable--net of allowance for doubtful
   accounts of $160 at December 31, 2002 and $1,026
   at December 31, 2001...................................     2,864      4,042
  Inventories.............................................     4,130      9,356
  Other current assets....................................     2,622      2,147
                                                            ---------  ---------
    Total current assets..................................   111,618    126,398
Property and equipment, net...............................    10,389     11,483
Goodwill..................................................        --      5,190
Other intangible assets, net..............................        83        895
Other assets..............................................       349        242
                                                            ---------  ---------
     Total assets......................................... $ 122,439  $ 144,208
                                                            =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $   8,485  $   7,854
  Accrued payroll & related expenses......................     3,991      3,319
  Accrued liabilities.....................................    13,627     11,221
  Accrued taxes...........................................       192         77
  Long-term debt - current portion........................        --        264
  Capital leases - current portion........................     1,528         --
                                                            ---------  ---------
    Total current liabilities.............................    27,823     22,735
Capital leases - long-term portion........................       525         --
Other liabilities.........................................       268        315

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $0.001 par value:
    Authorized shares:  10,000,000; Issued and outstanding
     shares: none at December 31, 2002 and 2001...........        --         --
  Common stock;  $0.001 par value:
    Authorized shares:  100,000,000; Issued and
     outstanding shares:  35,245,171 at December 31, 2002,
     34,576,062 at December 31, 2001......................        35         35
  Additional paid in capital..............................   228,847    229,224
  Accumulated other comprehensive income..................         8         66
  Deferred compensation...................................    (2,333)    (8,734)
  Accumulated deficit.....................................  (132,734)   (99,433)
                                                            ---------  ---------
     Total stockholders' equity...........................    93,823    121,158
                                                            ---------  ---------
     Total liabilities and stockholders' equity........... $ 122,439  $ 144,208
                                                            =========  =========

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                                                                         Accum-
                                                                                                                         ulated
                                        Convertible                                                 Stock-                Other     Total
                                      Preferred Stock      Common Stock     Additional  Deferred   holders'    Accum-    Compre-   Stock-
                                    ------------------- ------------------   Paid-In     Compen-     Notes     ulated    hensive  holders'
                                       Shares     Amount  Shares     Amount  Capital     sation    Receivable  Deficit   Income    Equity
                                    ------------  ----- -----------  -----  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 1999.......  15,450,236  $  15  10,318,841  $  10  $   80,270  $ (16,043) $    (430) $ (33,742) $   (25) $  30,055
 Noncash issuance of common
  stock for services...............          --     --      53,900     --       2,333         --         --         --       --      2,333
 Exercise of options to
  purchase common stock for
  cash.............................          --     --   1,939,010      2       2,551         --         --         --       --      2,553
 Issuance of shares under
  employee stock purchase plan.....          --     --      52,196     --         801         --         --         --       --        801
 Deferred compensation related
  to stock option grants...........          --     --          --     --      31,088    (31,088)        --         --       --         --
 Stock-based compensation expense,           --     --          --     --          --     25,610         --         --       --     25,610
 Conversion of preferred stock
  to common stock.................. (15,450,236)   (15) 15,450,236     15          --         --         --         --       --         --
 Issuance of common stock for
  cash, net of issuance costs
  of $7,182........................          --     --   5,200,000      6      91,477         --         --         --       --     91,483
 Exercise of warrants to
  purchase common stock............          --     --      15,931     --          --         --         --         --       --         --
 Net loss..........................          --     --          --     --          --         --         --    (45,998)      --    (45,998)
 Unrealized gain on available-
  for-sale investments.............          --     --          --     --          --         --         --         --       33         33
                                                                                                                                  ---------
 Total comprehensive net loss......          --     --          --     --          --         --         --         --       --    (45,965)
                                    ------------  ----- -----------  -----  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 2000.......          --     --  33,030,114     33     208,520    (21,521)      (430)   (79,740)       8    106,870
 Noncash issuance of common
  stock for services...............          --     --      10,000     --          70         --         --         --       --         70
 Exercise of options to
  purchase common stock for  cash..          --     --     557,412      1       2,394         --         --         --       --      2,395
 Cash proceeds from payments on
  stockholder note receivable......          --     --          --     --          --         --        430         --       --        430
 Issuance of shares under
  employee stock purchase plan.....          --     --     164,621     --       1,883         --         --         --       --      1,883
 Deferred compensation related
  to stock option grants, net
  of terminations..................          --     --          --     --      (1,958)     1,958         --         --       --         --
 Stock-based compensation expense,           --     --          --     --          --     15,346         --         --       --     15,346
 Common stock issued in
  connection with acquisition......          --     --     813,915      1      18,315         --         --         --       --     18,316
 Acquisition related deferred
  compensation.....................          --     --          --     --          --     (4,517)        --         --       --     (4,517)
 Net loss..........................          --     --          --     --          --         --         --    (19,693)      --    (19,693)
 Unrealized gain on available-
  for-sale investments.............          --     --          --     --          --         --         --         --       58         58
                                                                                                                                  ---------
 Total comprehensive net loss......          --     --          --     --          --         --         --         --       --    (19,635)
                                    ------------  ----- -----------  -----  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 2001.......          --     --  34,576,062     35     229,224     (8,734)        --    (99,433)      66    121,158
 Noncash issuance of common
  stock for services and other.....          --     --       2,000     --          10         --         --         --       --         10
 Exercise of options to
  purchase common stock for
  cash, net of repurchases.........          --     --     208,610     --         498         --         --         --       --        498
 Common stock repurchased..........          --     --      (1,565)    --          --         --         --         --       --         --
 Issuance of shares under
  employee stock purchase plan.....          --     --     460,064     --       1,719         --         --         --       --      1,719
 Reversal of deferred compensation.          --     --          --     --      (2,604)     2,604         --         --       --         --
 Stock-based compensation expense,           --     --          --     --          --      3,797         --         --       --      3,797
 Net loss..........................          --     --          --     --          --         --         --    (33,301)      --    (33,301)
 Unrealized loss on available-
  for-sale investments.............          --     --          --     --          --         --         --         --      (58)       (58)
                                                                                                                                  ---------
 Total comprehensive net loss......          --     --          --     --          --         --         --         --       --    (33,359)
                                    ------------  ----- -----------  -----  ----------  ---------  ---------  ---------  -------  ---------
BALANCE AT DECEMBER 31, 2002.......          --  $  --  35,245,171  $  35  $  228,847  $  (2,333) $      --  $(132,734) $     8  $  93,823
                                    ============  ===== ===========  =====  ==========  =========  =========  =========  =======  =========

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   Years ended December 31,
                                                                               -------------------------------
                                                                                 2002       2001       2000
                                                                               ---------  ---------  ---------
OPERATING ACTIVITIES
Net loss..................................................................... $ (33,301) $ (19,693) $ (45,998)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
 Depreciation and leasehold amortization expense.............................     7,223      4,245      3,770
 Net loss on retirements of property and equipment...........................        36        472         --
 Stock-based compensation expense............................................     3,797     15,346     25,610
 Issuance of common stock for services and other.............................        10         70      2,333
 Amortization of goodwill and other acquisition related intangibles..........       167       3285        827
 Impairment of goodwill......................................................     5,835         --         --
 Amortization of warrants issued in conjunction with financings..............        --          4          6
 In-process research and development.........................................        --      7,422         --
 Loss (gain) on non-current investment.......................................      (440)       990         --
   Changes in operating assets and liabilities:
    Accounts receivable......................................................     1,178     12,841    (15,968)
    Inventory................................................................     5,226       (173)    (7,972)
    Other current assets.....................................................      (475)    (1,045)    (1,037)
    Other assets.............................................................      (107)      (146)         6
    Working capital line of credit...........................................        --         --     (2,044)
    Accounts payable.........................................................       631     (5,280)    12,323
    Accrued payroll and related expenses.....................................       672        647      1,678
    Accrued liabilities......................................................     2,521      6,708      4,038
    Other liabilities........................................................       (47)        95        217
                                                                               ---------  ---------  ---------
     Net cash provided by (used in) operating activities.....................    (7,074)    25,788    (22,211)
                                                                               ---------  ---------  ---------
INVESTING ACTIVITIES
 Purchases of short-term investments.........................................   (16,967)   (28,642)   (29,045)
 Sales and maturities of short-term investments..............................    25,549     28,015     37,745
 Purchases of property and equipment.........................................    (4,112)    (7,252)    (7,594)
 Acquisitions, net of cash acquired..........................................        --        258         --
 Purchases of intangibles and other long-term assets.........................        --         --     (5,017)
 Proceeds from sale of non-current investment................................       440         --         --
                                                                               ---------  ---------  ---------
     Net cash provided by (used in) investing activities.....................     4,910     (7,621)    (3,911)
                                                                               ---------  ---------  ---------
FINANCING ACTIVITIES
 Principal payments on capital lease.........................................        --         --       (164)
 Principal payments on long-term debt obligations............................      (264)      (391)      (513)
 Proceeds from issuance of common stock, net of repurchases..................     2,217      4,278     94,837
 Proceeds from stockholder note receivable...................................        --        430         --
                                                                               ---------  ---------  ---------
     Net cash provided by financing activities...............................     1,953      4,317     94,160
                                                                               ---------  ---------  ---------

 Net increase (decrease) in cash and cash equivalents........................      (211)    22,484     68,038
Cash and cash equivalents at beginning of period.............................    93,724     71,240      3,202
                                                                               ---------  ---------  ---------
Cash and cash equivalents at end of period................................... $  93,513  $  93,724  $  71,240
                                                                               =========  =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest..................................................... $     203  $      76  $     327
  Cash paid (received) for income taxes...................................... $    (210) $     331  $      --

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
  Property and equipment purchases through capital leases.................... $   2,053  $      --  $      --
  Deferred compensation related to stock option grants, net of terminations.. $  (2,604) $   2,559  $  31,088

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Centillium Communications, Inc.: Centillium ("the Company") was incorporated in California on February 21, 1997 for the purpose of developing and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company develops products designed for the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets.

Our revenues currently are derived from the sale of our DSL and VoP products, which include the CopperFlite CO, CopperFlite CPE, Optimizer, Palladia, and Entropia families of products.

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

The Company has also performed research and product development work under best efforts technology development agreements. Revenues under technology development agreements are recognized when applicable contractual milestones have been met, including deliverables, and in any case, do not exceed the amount that would be recognized using the percentage-of-completion method. The costs associated with our technology development revenues are closely related to the costs of our ongoing research and development activities. Generally, the incremental costs of providing any deliverables under our technology development arrangements are not easily distinguishable from the costs of our ongoing activities, are not significant and have been included in research and development in our statements of operations.

Warranty: Our products are warranted to be free from defect for a period of one year. The Company estimates the costs that may be incurred under its warranty and records a liability for the costs at the time product revenue is recognized. The Company periodically assesses the adequacy of the warranty liability and adjusts such amounts as necessary.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash-equivalents and short-term investments in several high credit-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U.S. currency and are derived from revenues earned from customers primarily located in Japan and the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses. Management judgment is used to estimate the required reserves. Actual results could differ from those estimates.

Customer Concentrations: The following customers accounted for 10% or more of total accounts receivable:

                                                    December 31,
                                                ---------------------
                                                  2002       2001
                                                ---------  ---------
   NEC........................................        51%       20%
   Sumitomo Electric Industries...............        35%       61%

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

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

The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. At December 31, 2002 and 2001, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories: Inventories are stated at the lower of cost (first in, first out) or market.

Property and Equipment: Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the assets' estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

Impairment of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the recoverability of long-lived assets by comparison of the carrying amount to undiscounted future net cash flows. If the Company considers such assets to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived assets exceeds their fair value, as determined by discounted cash flows.

Goodwill: As of January 1, 2002, the Company adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impariment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. See Note 4.

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

Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                    Years ended December 31,
                                                -------------------------------
                                                  2002       2001       2000
                                                ---------  ---------  ---------
   Net loss .................................. $ (33,301) $ (19,693) $ (45,998)
                                                =========  =========  =========
   Basic and diluted:
     Weighted average shares of common
      stock outstanding.......................    34,686     33,909     24,405
     Less weighted average shares subject
      to repurchase...........................       (45)      (414)    (1,455)
                                                ---------  ---------  ---------
     Weighted average shares used in computing
      basic and diluted net loss per share ...    34,641     33,495     22,950
                                                =========  =========  =========

   Basic and diluted net loss per share ...... $   (0.96) $   (0.59) $   (2.00)
                                                =========  =========  =========

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 13,292,190, 5,903,370 and 7,809,376 shares of common stock have been excluded for the years ended December 31, 2002, 2001 and 2000.

Stock-based Compensation: The Company has employee stock plans, that are described more fully in Note 8. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company's stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Issued to Employees" (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (in thousands):

                                                         Years ended December 31,
                                                     -------------------------------
                                                       2002       2001       2000
                                                     ---------  ---------  ---------

Net loss as reported............................... $ (33,301) $ (19,693) $ (45,998)
Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects.......................     3,807     15,416     27,943
Less: Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of related tax effects...............   (56,652)   (66,059)   (24,469)
                                                     ---------  ---------  ---------
Pro forma net loss................................. $ (86,146) $ (70,336) $ (42,524)
                                                     =========  =========  =========
Basic and diluted net loss per share - as reported. $   (0.96) $   (0.59) $   (2.00)
                                                     =========  =========  =========

Basic and diluted net loss per share - pro forma... $   (2.49) $   (2.10) $   (1.85)
                                                     =========  =========  =========

See Note 8 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

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

Reclassifications: Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements:

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring" (EITF 94-3). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on the Company's activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for its financial statements included in this Form 10-K. Management is currently evaluating the effects of FIN 45, however management does not expect that the adoption of FIN 45 will have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" using the "intrinsic value" method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The Company is evaluating the impact of its adoption on its consolidated results of operation and financial position.

NOTE 2. Balance Sheet Information

Inventories (in thousands):

                                                    December 31,
                                                --------------------
                                                  2002       2001
                                                ---------  ---------
   Work-in-process............................ $   2,577  $   6,600
   Finished goods.............................     1,553      2,756
                                                ---------  ---------
                                               $   4,130  $   9,356
                                                =========  =========

Property and Equipment (in thousands):

                                                    December 31,
                                                --------------------
                                                  2002       2001
                                                ---------  ---------
   Equipment and software..................... $  22,746  $  19,399
   Furniture and fixtures.....................       998        914
   Leasehold improvements.....................     1,220      1,107
   Construction in progress...................        33        387
                                                ---------  ---------
                                                  24,997     21,807
   Accumulated depreciation and amortization..   (14,608)   (10,324)
                                                ---------  ---------
   Property and equipment, net................ $  10,389  $  11,483
                                                =========  =========

Accrued Liabilities (in thousands):

                                          December 31,
                                     ---------------------
                                       2002        2001
                                     ---------   ---------
      Accrued royalties............ $  11,815   $   8,788
      Other accrued liabilities....     1,812       2,433
                                     ---------   ---------
                                    $  13,627   $  11,221
                                     =========   =========

Warranty Reserve (in thousands):

                                Balances at  Product    Adjustments Adjustments Balances at
                                Beginning    Warranty   for payments to prior      End
                                of Period    Accruals      made      Accruals   of Period
                                ----------  ----------  ----------  ----------  ----------

Year ended December 31 2002... $      766  $      608  $     (719) $      (47)$       608
                                ==========  ==========  ==========  ==========  ==========
Year ended December 31 2001... $      312  $      766  $     (509) $      197 $       766
                                ==========  ==========  ==========  ==========  ==========
Year ended December 31 2000... $      100  $      312  $       --  $     (100)$       312
                                ==========  ==========  ==========  ==========  ==========

NOTE 3. Acquisition and Asset Purchase

Acquisition: On January 5, 2001, the Company completed its acquisition of vEngines, Inc. ("vEngines"). vEngines developed high- density voice processing semiconductor products, which bridge circuit switched voice and packet-based data networks. This technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. vEngines' targeted customer base included communications equipment manufacturers that provide carrier and access voice gateways and remote access servers.

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

The Company recorded acquisition-related deferred compensation of $4.5 million as unearned stock-based compensation. This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $1.1 million and $2.7 million of expense was recognized for the years ended December 31, 2002 and 2001, respectively, and has been included in amortization of deferred compensation.

Goodwill and the assembled workforce were amortized through December 31, 2001, on a straight-line basis over their expected useful lives of four and two years, respectively. Beginning January 1, 2002, upon adoption of FAS 142, the Company no longer amortizes goodwill; rather, goodwill is evaluated for impairment at least on an annual basis. See Note 3 for further details. Pro forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company's results of operations and financial position for the year ended December 31, 2001.

Asset Purchase: In June 2000, the Company acquired for cash consideration certain assets from Avio Digital Inc. and entered into employment agreements with key employees of Avio Digital Inc. The Company has assigned a portion of the purchase price to identifiable tangible and intangible assets based on their fair values. The excess of the purchase price over the identifiable assets was recorded as intangible assets and goodwill in the financial statements.

Note 4. Goodwill and Other Intangible Assets

With the adoption of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141, to goodwill as required by SFAS 142. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. The Company completed its annual impairment test in the fourth quarter of 2002 and recognized an impairment of $5.8 million. Impairment of the goodwill was based on the excess carrying amount of the goodwill over its estimated fair value. Fair value was determined using a discounted future cash flows analysis and a market approach. The cash flow period used in the analysis was nine years, with a discount rate of 18% and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company's weighted average cost of capital. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates.

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

   Balance as of January 1, 2001.......... $   1,381
   Goodwill acquired during the period....     5,816
   Goodwill amortized during the period...    (2,007)
                                            ---------
   Balance as of December 31, 2001........     5,190
   Workforce reclassified as goodwill.....       645
   Goodwill impairment....................    (5,835)
                                            ---------
   Balance as of December 31, 2002........ $      --
                                            =========

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except for per share data):

                                            Years ended December 31,
                                        -------------------------------
                                          2002       2001       2000
                                        ---------  ---------  ---------
Net loss:
   As reported........................ $ (33,301) $ (19,693) $ (45,998)
   Goodwill amortization..............        --      2,006        276
   Workforce amortization.............        --      1,112        420
                                        ---------  ---------  ---------
   As adjusted........................ $ (33,301) $ (16,575) $ (45,302)
                                        =========  =========  =========
Basic and diluted net loss per share:
   As reported........................ $   (0.96) $   (0.59) $   (2.00)
   Goodwill amortization..............        --       0.06       0.01
   Workforce amortization.............        --       0.03       0.02
                                        ---------  ---------  ---------
   As adjusted........................ $   (0.96) $   (0.50) $   (1.97)
                                        =========  =========  =========

Amortization expense for other intangible assets was $167,000 in each of the years ended December 31, 2002 and 2001, and $83,000 for the year ended December 31, 2000. The amortization period of the other purchased intangibles is 3 years. The estimated amortization expense for other intangible assets is $83,000 for the year ended December 31, 2003. Other acquisition related intangible assets subject to amortization were as follows (in thousands):

                                             December 31,
                                        --------------------
                                          2002       2001
                                        ---------  ---------

   Other purchased intangibles........ $     500  $     500
   Less accumulated amortization......      (417)      (250)
                                        ---------  ---------
   Other purchased intangibles, net... $      83  $     250
                                        =========  =========

NOTE 5. Cash Equivalents and Short-term Investments

The estimated fair market values of cash equivalents and short-term investments are based on quoted market prices. Cash equivalents and short-term investments as of December 31, 2002 and 2001 were as follows (in thousands):

                                                                     Estimated
                                                 Gross      Gross      Fair
                                    Amortized  Unrealized Unrealized  Market
                                      Cost       Gain       Loss       Value
                                    ---------  ---------  ---------  ---------
December 31, 2002
----------------------------------
Cash equivalents:
  Money market funds.............. $  87,557  $      --  $      --  $  87,557
  Obligations of U.S. government
   and affiliated agencies........       495         --         --        495
                                    ---------  ---------  ---------  ---------
                                      88,052         --         --     88,052
                                    ---------  ---------  ---------  ---------
Short-term investments:
  Corporate debt securities.......     1,001         --         (1)     1,000
  Obligations of U.S. government
   and affiliated agencies........     7,013          9         --      7,022
  Certificates of deposit.........       467         --         --        467
                                    ---------  ---------  ---------  ---------
                                       8,481          9         (1)     8,489
                                    ---------  ---------  ---------  ---------
    Total cash equivalents and
     short-term investments....... $  96,533  $       9  $      (1) $  96,541
                                    =========  =========  =========  =========

December 31, 2001
----------------------------------
Cash equivalents:
  Money market funds.............. $  88,359  $      --  $      --  $  88,359
  Obligations of U.S. government
   and affiliated agencies........       747         --         --        747
                                    ---------  ---------  ---------  ---------
                                      89,106         --         --     89,106
                                    ---------  ---------  ---------  ---------
Short-term investments:
  Corporate debt securities.......       475          5         --        480
  Obligations of U.S. government
   and affiliated agencies........    16,121         63         (2)    16,182
  Certificates of deposit.........       467         --         --        467
                                    ---------  ---------  ---------  ---------
                                      17,063         68         (2)    17,129
                                    ---------  ---------  ---------  ---------
    Total cash equivalents and
     short-term investments....... $ 106,169  $      68  $      (2) $ 106,235
                                    =========  =========  =========  =========

At December 31, 2002, all available for sale investments had maturities of one year or less.

NOTE 6. Long-Term Debt Obligations

In April 1998, the Company entered into an agreement with a bank and a financial institution which allowed the Company to make multiple draws up to $1,000,000 for the purchase of equipment. Draws under the facility were payable via principal and interest payments made ratably over a forty-two month period from the initial draw date. The Company had nothing outstanding or available under the equipment facility as of December 31, 2002. Approximately $264,000 of principal and accrued interest was outstanding at December 31, 2001. At the end of the equipment facility's term, the Company was obligated to make an additional payment of $150,000 based on the total facility draws multiplied by 15%. The Company recorded the additional payment as interest expense over the life of the related long-term obligation.

In connection with the equipment facility described above, the Company issued a warrant to the bank and to the financial institution to purchase 1,800 and 9,450 shares, respectively, of the Company's common stock at an exercise price of $4.00 per share. The warrant for 1,800 shares was exercised in June 2000. The remaining warrant is immediately exercisable and expires in May 2005. The fair value of the warrant is not material for reporting purposes.

NOTE 7. Commitments and Contingencies

The Company leases its facilities under operating leases expiring through 2009. Rental expense was approximately $2.5 million, $2.2 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2005.

During 2002, the Company exchanged certain software licenses which were set to expire in 2003 for new software licenses. In connection with this arrangement, the Company entered into a noncancelable capital lease agreement totaling approximately $2.1 million. The transaction was accounted for under Accounting Principles Board No. 29, "Nonmonetary Transactions", and no gain or loss was recorded on the transaction. The software and related accumulated amortization that was included in property and equipment was approximately $3.4 million and $95,000 at December 31, 2002. Amortization expense related to assets under capital lease is included with depreciation expense. In addition, the related software licenses secure the capital lease.

Future minimum lease payments under the Company's capital and operating leases at December 31, 2002 are as follows (in thousands):

                                    Operating   Capital
                                     Leases     Leases
                                    ---------  ---------
   2003........................... $   6,404 $    1,587
   2004...........................     3,331        528
   2005...........................     2,398         --
   2006...........................        79         --
   2007...........................        21         --
   Thereafter.....................        40         --
                                    ---------  ---------
     Total payments............... $  12,273 $    2,115
   Less: Interest portion.........        --        (62)
                                    ---------  ---------
     Total minimum payments....... $  12,273 $    2,053
                                    =========  =========

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on wafer supply agreements or noncancelable purchase orders. As of December 31, 2002, the Company's non-cancelable purchase obligation is $6.1 million.

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

NOTE 8. Stockholders' Equity

Preferred Stock: The Board of Directors has the authority, without any further vote or action by the stockholders, to provide for the issuance of 9,500,000 shares of preferred stock from time to time in one or more series with such designation, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

Stockholder Rights Plan: In December 2002, the Company's Board of Directors approved the adoption of a stockholder rights plan and reserved 500,000 shares of preferred stock for issuance under the plan. The plan is designed to assure that Centillium stockholders receive fair value in the event of a future unsolicited business combination or similar transaction involving Centillium in a manner or on terms not approved by the Centillium Board of Directors.

Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium's outstanding common stock by an unsolicited third party acquiror. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquiror, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium's Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the rights plan may be amended by Centillium's Board of Directors at any time without the approval of the rights holders as set forth in the rights plan.

Common Stock Reserved: Common stock reserved is as follows:

                                                         December 31,
                                                    ------------------------
                                                       2002         2001
                                                    -----------  -----------
   Common stock options...........................  16,723,618   14,857,664
   Employee stock purchase plan...................     499,181      959,245
   Common stock warrants..........................       9,450        9,450
                                                    -----------  -----------
                                                    17,232,249   15,826,359
                                                    ===========  ===========

Deferred Compensation: During 2002, the Company recorded an adjustment to deferred compensation of $2.6 million related to the termination of certain option grants. During the years ended December 31, 2001 and 2000, the Company recorded deferred compensation, net of adjustments for employee terminations, of approximately $2.6 million, and $31.1 million, respectively. This deferred compensation represents the difference between the grant price and the deemed fair value for financial statement reporting purposes of the Company's common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with FAS 123 and FAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. As required by APB 25, we record an adjustment to amortization of deferred compensation when employees who forfeit options for which compensation expense is recognized using the graded vesting method, but which are unvested on the date their employment terminates.

Deferred compensation expense, net of adjustments, was allocated among the associated expense categories as follows (in thousands):

                                            Years ended December 31,
                                        -------------------------------
                                          2002       2001       2000
                                        ---------  ---------  ---------
   Cost of revenues................... $     256  $     797  $   1,459
   Research and development...........     2,469      7,992     10,722
   Sales and marketing................      (434)     2,361      5,075
   General and administrative.........     1,506      4,196      8,354
                                        ---------  ---------  ---------
                                       $   3,797  $  15,346  $  25,610
                                        =========  =========  =========

Stockholders' Notes Receivable: In November 1999, the Company issued 215,000 shares of common stock in connection with the exercise of an employee stock option at an exercise price of $2.00 per share in return for a full recourse note receivable for $430,000. The note earned interest at an annual interest rate of 6.0% per annum and was paid in full in June 2001.

Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the grant of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options granted prior to May 23, 2000 are immediately exercisable and generally vest over a period of four years from the date of grant. Options granted on or after May 23, 2000 are exercisable when vested and generally vest over a four-year period. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company's fiscal years equal to 6% of the Company's outstanding common stock on the date of the annual increase.

In February 2001, the Company adopted a nonstatutory stock option plan that authorized the grant of nonstatutory stock options ("options") to purchase shares of the Company's common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board of Directors or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer's initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options shall be determined by the plan administrator, with the prices generally being not less than the fair value of the common stock at the date of grant. Upon termination of the option holder's employment, any unvested stock issued shall revert back to the plan.

In December 2001, the Company offered a voluntary stock option exchange program to its employees and officers. Under the program, participants were able to tender for cancellation stock options that had an exercise price equal to or greater than $10 per share for replacement options to be granted on a date which was at least six months plus one day from the date of cancellation of the tendered options. On December 3, 2001, 5.2 million stock options were tendered for cancellation. On June 4, 2002, the Company issued options for 5.1 million shares of common stock at an exercise price of $6.62 per share, which was equal to 100 percent of the market price of Centillium's common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled.

The following is a summary of additional information with respect to the stock option plan:

                                                   Options Outstanding
                                         -----------------------------------
                                                                   Weighted
                                           Options                  Average
                                          Available    Number of   Exercise
                                          for Grant     Shares       Price
                                         -----------  -----------  ---------
Balance at December 31, 1999...........   1,353,652    3,390,257  $    1.09
  Options authorized...................   5,569,743           --         --
  Options granted......................  (6,988,263)   6,988,263  $   22.45
  Options exercised....................          --   (2,044,234) $    1.40
  Options available due to
   repurchase of unvested shares.......     105,224           --         --
  Options canceled.....................     534,360     (534,360) $   14.71
                                         -----------  -----------  ---------
Balance at December 31, 2000...........     574,716    7,799,926  $   19.22
  Options authorized...................   7,040,434           --         --
  Options granted......................  (5,059,462)   5,059,462  $   18.81
  Options exercised....................          --     (612,695) $    4.04
  Options available due to
   repurchase of unvested shares.......      55,283
  Options canceled.....................   6,352,773   (6,352,773) $   27.03
                                         -----------  -----------  ---------
Balance at December 31, 2001...........   8,963,744    5,893,920  $   12.02
  Options authorized...................   2,074,564           --         --
  Options granted......................  (9,617,872)   9,617,872  $    5.47
  Options exercised....................          --     (293,144) $    2.38
  Options available due to
   repurchase of unvested shares.......      84,534           --
  Options canceled.....................   1,935,908   (1,935,908) $   10.53
                                         -----------  -----------  ---------
Balance at December 31, 2002...........   3,440,878   13,282,740  $    7.71
                                         ===========  ===========  =========

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2002:

                           Options Outstanding              Options Exercisable (1)
                   ---------------------------------  ---------------------------------
                                           Weighted                           Weighted
                                            Average                           Average
                                Weighted   Remaining              Weighted   Remaining
                                 Average   Contractual             Average   Contractual
Range of            Number of   Exercise     Life     Number of   Exercise      Life
Exercise Prices      Shares       Price     (years)     Shares      Price     (years)
-----------------  -----------  ---------  ---------  ----------  ---------  ----------
$ 0.40--$  0.40..      50,802  $    0.40        5.8      50,802  $    0.40         5.8
$ 0.60--$  1.35..   1,385,874       1.32        9.6      69,800       0.85         6.7
$ 1.51--$  5.00..   2,168,411       2.97        8.6     932,886       4.24         7.0
$ 5.15--$  6.37..     588,008       5.66        8.9     120,744       5.73         8.8
$ 6.40--$  6.62..   5,426,526       6.62        9.4   1,784,360       6.62         9.4
$ 6.68--$  9.80..   1,516,130       8.16        8.9     447,409       7.43         8.4
$10.00--$ 19.00..   1,551,669      15.25        7.6     934,290      13.84         7.5
$20.00--$ 50.91..     552,757      28.38        8.2     239,403      27.88         8.1
$68.88--$ 68.88..       4,000      68.88        7.7       2,250      68.88         7.7
$75.13--$ 75.13..      38,563      75.13        7.6      23,769      75.13         7.6
                  -----------    --------  --------  ----------    --------     --------
$ 0.40--$ 75.13..  13,282,740  $    7.71        8.9   4,605,713  $    8.99         8.3
                  ===========    ========  ========  ==========    ========     ========

At December 31, 2001 and 2000, options for 2,567,049 and 259,368 shares, respectively, were exerciseable at a weighted average price of $8.21 and $1.71 per share, respectively.

Employee Stock Purchase Plan: To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's fiscal years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 460,064, 164,621 and 52,196 shares of common stock during fiscal years 2002, 2001 and 2000, respectively.

SFAS 123 Assumptions and Fair Value: The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2002, 2001 and 2000 reported in Note 1 was estimated at the date of grant.

The option valuation models used to estimate the fair value of options under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted average assumptions:

                                         Stock Option Plan       Employee Stock Purchase Plan
                                 ----------------------------- -----------------------------------
                                   2002      2001      2000          2002        2001     2000
                                 --------- --------- --------- ----------- ----------- -----------
 Expected life from vest date..  2.7 years 2.9 years 3.0 years 6.0 months  6.0 months  6.0 months
 Volatility....................       121%     147%     128%       121%       147%       128%
 Risk-free interest rate.......      2.90%    3.90%    6.28%      1.65%      1.93%      6.28%
 Dividend rate.................        --        --        --          --          --          --

The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $4.33, $7.86, and $16.72 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2002, 2001 and 2000 were $3.74, $7.93, and $12.54 per share, respectively.

NOTE 9. Income Taxes

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

                                                    Years ended December 31,
                                                -------------------------------
                                                  2002       2001       2000
                                                ---------  ---------  ---------
   Current:
      Federal................................. $    (182) $     278  $      --
      State...................................         8         65         --
      Foreign.................................        79         57          8
                                                ---------  ---------  ---------
                                               $     (95) $     400  $       8
                                                =========  =========  =========

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is explained as follows (in thousands):

                                                    Years ended December 31,
                                                -------------------------------
                                                  2002       2001       2000
                                                ---------  ---------  ---------
Tax (benefit) at federal statutory rate....... $ (11,355) $  (6,560) $ (15,641)
Loss for which no tax benefit is
 currently recognizable.......................     8,690         --      3,414
Unbenefited foreign losses....................        --         --      5,301
Deferred compensation.........................       576      5,252      6,926
Purchased in-process research and development
 and amortization of goodwill and other
 acquired intangibles.........................     2,040      3,640         --
Utilization of net operating losses...........        --     (2,237)        --
Other.........................................       (46)       305          8
                                                ---------  ---------  ---------
Total tax (benefit) provision................. $     (95) $     400  $       8
                                                =========  =========  =========

As of December 31, 2002, the Company has $55 million and $30 million of net operating loss carryforwards for federal and state purposes, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $2.9 million and $2.7 million, respectively. The net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2006, if not utilized. The California net operating losses are not available to offset income until 2004 due to the recent state law change.

Utilization of the net operating loss and credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

                                        Years ended December 31,
                                        ---------------------
                                          2002       2001
                                        ---------  ---------
Deferred tax assets:
  Net operating losses................ $  20,440  $   9,606
  Tax credit carryforwards............     4,733      1,756
  Reserves and accruals...............     9,648      8,835
                                        ---------  ---------
Total deferred tax assets.............    34,821     20,197
Valuation allowance................... $ (34,821) $ (20,197)
                                        ---------  ---------
Net deferred tax assets...............        --         --
                                        ---------  ---------
Net deferred taxes.................... $      --  $      --
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

The valuation allowance increased by approximately $14.6 million for the year ended December 31, 2002. The valuation allowance decreased by approximately $733,000 for the year ended December 31, 2001 and increased by approximately $8.6 million for the year ended December 31, 2000. The valuation allowance at December 31, 2002 and 2001 includes approximately $4.6 million and $3.9 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

NOTE 10. Business Segment Information

Through December 31, 2002, the Company's revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following is a summary of net revenues by major geographic area (in thousands):

                                       Years ended December 31,
                                   -------------------------------
                                     2002       2001       2000
                                   ---------  ---------  ---------
     Japan....................... $  90,260    138,948  $  17,301
     North America...............    11,431     16,710     34,451
     Asia -- excluding Japan.....     2,660      3,108      4,587
     All other...................       621        741        135
                                   ---------  ---------  ---------
     Total....................... $ 104,972  $ 159,507  $  56,474
                                   =========  =========  =========

The following customers account for 10% or more of net revenues:

                                            Years ended December 31,
                                        -------------------------------
                                          2002       2001       2000
                                        ---------  ---------  ---------
   NEC................................        45%       38%      10%
   Sumitomo Electric Industries.......        41%       48%      20%
   Lucent Technologies................         * %        *  %      24%
   Copper Mountain Networks...........         * %        *  %      12%

* represents less than 10% of net revenues.

NOTE 11. 401(K) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. There was no amount contributed by the Company to the plan for the years ended December 31, 2002, 2001 and 2000.

NOTE 12. Related Party Transactions

In the second quarter of 2000, the Company invested $990,000 in equity securities of Broadxent, Inc., a wholly owned subsidiary of Creative Technology Ltd. In the second quarter of 2001, in connection with an ongoing evaluation of this long-term equity investment, the Company wrote down the basis of this investment to zero as a result of impairment in the value of this asset. In the first quarter of 2002, the Company sold this long-term investment for $440,000 and reported this amount as a gain.

The Company sold $2.5 million and $2.1 million of products to Broadxent, Inc. for years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, the Company had $4,600 and $486,000, respectively, in accounts receivable from Broadxent, Inc. One of the Company's directors is also a director of Creative Technology Ltd.

NOTE 13. Supplementary Data: Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

                                               Year 2002 Three Month Ended
                                        ------------------------------------------
                                         Mar 31     Jun 30     Sep 30     Dec 31
                                        ---------  ---------  ---------  ---------
Net revenues.......................... $  22,606  $  34,413  $  23,264  $  24,689
Cost of revenues......................    12,066     21,283     12,549     13,602
Gross profit..........................    10,540     13,130     10,715     11,087
Operating loss........................   (11,052)    (7,879)    (5,815)   (10,884)
Net loss.............................. $ (10,126) $  (7,404) $  (5,378) $ (10,393)
Basic and diluted net loss per share.. $   (0.30) $   (0.21) $   (0.15) $   (0.30)
Shares used to compute basic and
 diluted net loss per share...........    34,294     34,538     34,765     34,967

                                               Year 2001 Three Month Ended
                                        ------------------------------------------
                                         Mar 31     Jun 30     Sep 30     Dec 31
                                        ---------  ---------  ---------  ---------
Net revenues.......................... $  31,855  $  46,371  $  46,804  $  34,477
Cost of revenues......................    16,171     23,315     23,579     16,716
Gross profit..........................    15,684     23,056     23,225     17,761
Operating loss........................   (14,590)      (497)    (1,830)    (4,930)
Net loss.............................. $ (13,457) $    (755) $  (1,286) $  (4,195)
Basic and diluted net loss per share.. $   (0.41) $   (0.02) $   (0.04) $   (0.12)
Shares used to compute basic and
 diluted net loss per share...........    32,775     33,426     33,782     33,995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election for Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than April 30, 2003 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 11, 2003 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Executive Compensation" and "Compensation of Directors" contained in the Proxy Statement. In addition, Exhibits 10.31 through 10.34 of this report contain recently executed change of control severance agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the captions "Certain Transactions" contained in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures," as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.

(a) (2) Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2002, 2001, and 2000 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II-Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

                            Balances at Charged to              Balances at
                            Beginning   Costs and   Deductions     End
                            of Period    Expense    Write-Offs  of Period
                            ----------  ----------  ----------  ----------
                                               (in thousands)
Year ended December 31,
 2000..................... $      150  $      782  $       --  $      932
                            ==========  ==========  ==========  ==========
Year ended December 31,
 2001..................... $      932  $      102  $       (8) $    1,026
                            ==========  ==========  ==========  ==========
Year ended December 31,
 2002..................... $    1,026  $     (709) $     (157) $      160
                            ==========  ==========  ==========  ==========

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of the Registrant
3.2****	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4.1*	Specimen certificate of common stock
4.2*	Bylaws of the Registrant
4.3****	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLc
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2**	1997 Stock Plan
10.3**	2000 Employee Stock Purchase Plan
10.5*	Lease, dated August 16, 1999, between the Registrant and Renco Investment Company
10.21*	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10.22*	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10.23**	2001 Nonstatutory Stock Option Plan
10.24***	Lease, dated August 28, 2000, between the Registrant and Bedford Property Industries, Inc.
10.25***	Change of Control Severance Agreement between the Registrant and Surendra Mandava dated December 14, 2000
10.26***	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10.27***	Change of Control Severance Agreement between the Registrant and Shahin Hedayat dated December 14, 2000
10.28***	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10.29***	Employment Terms Sheet between the Registrant and Darrel Slack dated December 12, 2001
10.30***	Offer letter between the Registrant and Todd DeBonis dated December 13, 2001
10.31	Amendment no.1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10.32	Change of Control Severance Agreement between the Registrant and Darrel Slack dated January 14, 2003
10.33	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003
10.34	Change of Control Severance Agreement between the Registrant and Todd DeBonis dated January 15, 2003
21.1***	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification of Faraj Aalaei, Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2

Certification of Darrel Slack, Vice President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

* Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

** Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.

*** Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the years ended December 31, 2000, and December 31, 2001 filed with the Commission on March 19, 2001 and March 27, 2002, respectively.

**** Incorporated by reference to the Exhibits filed with the Registration Statement on Form 8-K filed with the Commission on December 31, 2002.

(b) Reports on Form 8-K

We filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

Form 8-K filed on December 31, 2002 reporting the adoption of a Preferred Stock Rights Agreement, as presented in a press release of December 31, 2002.

(c) Exhibits.

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on February 14, 2003.

Centillium Communications, Inc.

By:	/s/ Faraj Aalaei
Faraj Aalaei Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kamran Elahian Kamran Elahian	Chairman of the Board	February 14, 2003
/s/ Faraj Aalaei Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2003
/s/ Darrel Slack Darrel Slack	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2003
/s/ Shahin Hedayat Shahin Hedayat	President and Director	February 14, 2003
/s/ Jere Drummond Jere Drummond	Director	February 14, 2003
/s/ Irwin Federman Irwin Federman	Director	February 14, 2003
/s/ Robert C. Hawk Robert C. Hawk	Director	February 14, 2003
/s/ Lip-Bu Tan Lip-Bu Tan	Director	February 14, 2003

CERTIFICATIONS

I, Faraj Aalaei, certify that:

1. I have reviewed this annual report on Form 10-K of Centillium Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Faraj Aalaei
 Faraj Aalaei
Chief Executive Officer

Date: February 14, 2003

CERTIFICATIONS

I, Darrel Slack, certify that:

1. I have reviewed this annual report on Form 10-K of Centillium Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Darrel Slack
 Darrel Slack
Vice President and Chief Financial Officer

Date: February 14, 2003