Form 10-K/A
period 2002-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2003-04-21
CIK 1107194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

  (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-30649

CENTILLIUM COMMUNICATIONS, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3263530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

47211 Lakeview Boulevard

Fremont, California 94538

(Address of Principal Executive Offices including Zip Code)

(510) 771-3700

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 24, 2003, was approximately $79,452,809 based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 24, 2003, approximately 35,255,018 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 11, 2003.

CENTILLIUM COMMUNICATIONS, INC.

FORM 10-K/A

ANNUAL REPORT

CAUTIONARY STATEMENT

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, market acceptance of our products, our ability to consummate acquisitions and integrate their operations successfully, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, and similar discussions in our other Securities and Exchange Commission (“SEC”) filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Centillium provides semiconductor products that enable broadband communications. Our products are used in telecommunications equipment targeting the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets, each of which is described below under the subheading “Markets.”

Consumers and businesses desire low cost, high bandwidth and always-on access to the Internet. Telecommunications service providers face continuing cost competitive pressures on voice services, thus creating the need for new generations of communications semiconductor products. For example, broadband transmission of digital information over existing telecommunications infrastructures requires complex signal processing and the ability to convert digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, than can typically be addressed by traditional semiconductor products developed for low speed transmission applications. These requirements are best addressed by new generations of highly integrated semiconductor devices that combine complex functions with high performance circuitry and that can be manufactured in high volumes using cost-effective semiconductor technologies.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.centillium.com.

MARKETS

DIGITAL SUBSCRIBER LINE (DSL)

Although the availability and use of high bandwidth applications for the Internet has grown significantly in recent years, low speed, dial-up access for consumers and expensive T-1 lines for businesses remain the predominant methods for reaching the Internet. Consumers are seeking low-cost, high-speed access to Internet content and other services that require transmission of large amounts of data, such as highly graphical Web sites, MP3 audio files and streaming multimedia applications. Businesses have even greater requirements for high-speed access in order to implement electronic commerce strategies and to provide telecommuting employees with the same capabilities they would experience at the office.

As more consumers and businesses rely on the Internet and communications networks, the demand for access to these networks has accelerated. In addition, the demand for access is increasing as more and more corporate telecommuters, small businesses and self-employed individuals regularly access the Internet and other communications networks. Many users are demanding the same access speeds from their home offices that they experience at corporate locations.

To meet the demand for high-speed, broadband data transmission, network access providers have upgraded the main transmission channels, or backbone, of their networks with faster equipment. While this network backbone is now capable of delivering data at very high speeds, an access bottleneck continues to exist between the telephone companies’ central offices and the end-users’ homes and businesses. These copper line connections between the central office and the end-user are commonly known as the last mile. The last mile infrastructure was originally designed for low-speed analog voice traffic rather than high-speed digital data transmission. As a result, access to the Internet and private communications networks over the copper wire infrastructure of the last mile has typically been limited to data transmission rates of up to 56 kilobits per second using standard dial-up analog modems. At this rate, several minutes may be required to access and display a media-rich Web site, and several hours may be required to transfer or download large files.

DSL technology allows consumers or businesses to access the Internet at speeds of up to twelve or more megabits per second or more than 100 times as fast as dial up access by using the existing copper telephone wiring between the telephone company’s central office and the end user. According to the Dell’Oro Group, the number of worldwide DSL subscribers grew from 5.6 million at the end 2000 to 33.0 million at the end of 2002 and is projected to reach 51.0 million by the end of 2003.

VOICE OVER PACKET (VoP)

VoP technology provides telecommunications service providers with a number of economic and competitive advantages over legacy circuit-switched voice technology. Currently, most service providers maintain two separate networks—one for legacy voice traffic and another for data traffic. VoP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoP technology is used in new types of high capacity voice switching equipment, such as next generation digital loop carriers and gateways or soft switches. VoP-based equipment allows service providers to reduce their investment in expensive legacy circuit switches and migrate to a single converged voice and data switching infrastructure. Furthermore, because of the high efficiencies enabled by data-only transmission standards, voice transmissions on a data network are significantly less costly than transmissions using the existing voice-only networks.

STRATEGY

Our objective is to be the leading provider of semiconductor products for equipment manufacturers serving the broadband communications markets. Key elements of our strategy include the following:

Target complementary high-growth broadband communications markets.    Our strategy is to focus on complementary, high-growth broadband communications markets and to develop products for applications in those markets. Our products are designed for the DSL infrastructure equipment, DSL end-user equipment and VoP markets. By targeting these complementary markets, which share common technologies and customers, we are able to more effectively utilize our existing engineering, sales and marketing resources.

Strengthen and expand relationships with strategic customers.    We have established customer relationships with key equipment manufacturers, including Sumitomo Electric Industries, NEC, Lucent Technologies and Advanced Fibre Communications. We have shipped DSL products to each of these manufacturers and have recognized approximately $93.9 million in net revenues from sales to this group during the year ended December 31, 2002. During this period, sales to NEC and Sumitomo Electric Industries accounted for 45% and 41% of our net revenues, respectively. We do not have long-term agreements with these customers relating to the sale of our products. Rather, they purchase our products on an order-by-order basis. These companies are market and technology leaders within the broadband communications market, and selling products to these companies provides references for our products that in turn help to secure future sales. Collaborating with these industry leaders also helps us to enhance our technological capabilities. We believe these strategic relationships are essential to our continued growth and the further development and acceptance of our technologies.

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

Pursue strategic acquisitions.    Our strategy is to enhance our growth capability by pursuing selective acquisitions. This strategy allows us to more rapidly obtain complementary technologies and engineering talent and to access key markets and customer relationships. We believe completing selective acquisitions will be important to remaining competitive as a complete product solutions provider to manufacturers of broadband communications equipment.

PRODUCTS

DSL PRODUCTS

Our DSL products are based on a type of DSL technology known as asymmetrical DSL or ADSL. ADSL technology provides substantially faster transmission of data from the network to the end-user than from the end-user to the network. This tradeoff works to the consumer’s advantage in that most users typically download more data from the network than they send to the network. Each of our DSL products consists primarily of two semiconductor chips—a mixed-signal chip and a digital chip—and related software. The mixed-signal chip translates signals between analog and digital formats, and our digital chip incorporates our proprietary software programmable digital signal processor, which provides flexibility for enhancements and upgrades.

DSL Infrastructure Products

Our CopperFlite™ family of DSL infrastructure products is used in various types of equipment that aggregate and process data traffic from a substantial number of individual telephone lines for transmission through a data network. Our high performance, tightly integrated infrastructure chipsets offer high port density coupled with low power consumption. These features lower costs for service providers. High port density means that a service provider can serve more customers with fewer pieces of equipment, while a low power chipset leads to lower energy and operational costs for the service provider.

DSL Customer Premises Equipment (CPE) Products

Our Palladia™ family of products is used in various types of equipment based at an end-user’s home or small business. This customer premises equipment processes data signals between a regular telephone line and a computer and enables end-users to simultaneously connect to the Internet at very high data rates while talking on the telephone or sending a fax. Our high performance DSL CPE chipsets enable CPE equipment manufacturers to produce devices with high data throughput. In addition, the integration of various features, small form factor and low power consumption of our Palladia chipsets result in lower production and ownership costs.

VOICE OVER PACKET PRODUCTS

We currently sell two classes of products for the VoP Market: Entropia Central Office (CO) and Entropia CPE. Entropia CO is sold to manufacturers of broadband infrastructure products for use in voice-switching equipment that transmits voice signals over less expensive data networks. Entropia CPE is being marketed for use in voice-processing equipment that aggregates multiple voice and data channels from businesses for transmission over the data network and computer servers that manage telephone calls in medium to large businesses.

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed-signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products that have:

•	flexibility due to programmability;

•	higher data throughput;

•	low power consumption; and

•	small size.

Software programmable digital signal processor.    A cornerstone of our technology is our internally-developed software programmable digital signal processor. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media, such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications, such as DSL and VoP networking. We currently use this core technology in every product line currently in production. This software programmable digital signal processor technology gives us the advantage of field programmability of devices. Field programmability means that service providers can remotely upgrade their equipment to address new standards or enable improved features, thereby extending the life cycles of their equipment while incurring lower costs.

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

Digital chip design.    We are experts in the area of highly complex, high-speed digital chip development. We perform both the logic design and the physical layout design for our products. This design expertise has enabled us to develop tightly integrated digital chips that have small form factors and consume low power.

Mixed-signal chip design.    A mixed-signal chip translates signals between analog and digital formats. Our team of analog engineers has substantial experience in signal conversion techniques and analog circuit design, and we believe our mixed-signal chip contains the highest level of integration in the industry.

System software.    We have expertise in developing software that addresses the needs of network equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to write software that ensures that our products are interoperable with communications equipment vendors’ products. In addition, our understanding of various operating systems and personal computer environments allows us to create software that provides for simple installation and operation.

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

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior engineering support. We believe that providing comprehensive product service and support is critical to shortening our customers’ design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through independent sales representatives. Our sales managers are dedicated to our principal customers to promote close cooperation and communication. Representatives support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

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

We source our semiconductor fabrication from some of the world’s largest foundries, including but not limited to, our principal suppliers: Taiwan Semiconductor Manufacturing Company and United Microelectronics Corporation. Our manufacturing strategy is to qualify and utilize multiple facilities within a given foundry partner for the fabrication of a given IC semiconductor device. This second source strategy seeks to ensure production and performance consistency, both of which are critical for our products, while maintaining multiple channels of supply.

Foundry subcontractors conduct our silicon wafer testing. Following completion of the silicon wafer tests, the dies are assembled into packages and the finished semiconductor products are tested by one of our four key subcontractors: Advanced Semiconductor Engineering, Amkor Technology, ST Assembly Test Services, and United Test and Assembly Center Ltd. While we have not experienced any material disruption in supply from assembly subcontractors to date, we could experience assembly problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

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

We compete with a number of major domestic and international suppliers of semiconductors for both DSL central office and customer premises equipment and with suppliers of semiconductors for equipment enabling VoP networks. Our principal competitors that supply semiconductors to these markets include Analog Devices, Broadcom, Conexant Systems, GlobespanVirata, Infineon, ST Microelectronics and Texas Instruments.

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

Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of that intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot assure you that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

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

REVENUES BY GEOGRAPHIC AREA

The following is a summary of net revenues by major geographic area (in thousands):

	Years ended December 31,
	2002	2001	2000
Japan	$90,260	$138,948	$17,301
North America	11,431	16,710	34,451
Asia—excluding Japan	2,660	3,108	4,587
All other	621	741	135

Total	$104,972	$159,507	$56,474

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

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any material litigation. Discussion regarding potential litigation can be found in Section 7, “Risk Factors” of this Form 10-K/A.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  none

(b)  none

(c)  none

(d)  none

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock has traded on the Nasdaq National Market under the symbol “CTLM” since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

Quarter	High	Low
Year ended December 31, 2001:
First quarter	$49.19	$16.63
Second quarter	$37.15	$17.47
Third quarter	$26.68	$5.30
Fourth quarter	$10.21	$4.62

Year ended December 31, 2002:
First quarter	$13.97	$8.12
Second quarter	$14.38	$6.37
Third quarter	$7.87	$1.20
Fourth quarter	$3.33	$1.34

On January 24, 2003 there were approximately 200 record holders of the Company’s Common Stock, and the last reported sale price of the Company’s common stock was $3.29. There were approximately 3,543 beneficial stockholders as of January 24, 2003.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies and do not anticipate paying any cash dividends in the foreseeable future.

Stockholder Rights Plan

In December 2002, the Company’s Board of Directors approved the adoption of a stockholder rights plan. The plan is designed to assure that Centillium stockholders receive fair value in the event of a future unsolicited business combination or similar transaction involving Centillium in a manner or on terms not approved by the Centillium Board of Directors.

Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium’s outstanding common stock by an unsolicited third party acquiror. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquiror, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium’s Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the plan may be amended by Centillium’s Board of Directors at any time without the approval of the rights holders as set forth in the plan.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K/A.

	Years Ended
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$104,972	$159,507	$56,474	$3,744	$752
Gross profit	$45,472	$79,726	$24,223	$626	$752
Operating loss	$(35,630)	$(21,847)	$(49,826)	$(20,781)	$(9,722)
Net loss	$(33,301)	$(19,693)	$(45,998)	$(19,749)	$(9,256)
Net loss per share—basic and diluted	$(0.96)	$(0.59)	$(2.00)	$(2.23)	$(1.15)
Shares used to compute basic and diluted net loss per share	34,641	33,495	22,950	8,842	8,056

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$102,002	$110,853	$87,684	$28,313	$7,926
Working capital	$83,795	$103,663	$94,739	$26,043	$6,686
Total assets	$122,439	$144,208	$127,943	$35,587	$12,010
Long-term debt and capital lease obligations, less current portion	$525	$—	$221	$549	$1,235
Total stockholders’ equity	$93,823	$121,158	$106,870	$30,055	$9,259

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The section entitled “Risk Factors” set forth in this report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment.

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

Allowance for Doubtful Accounts.    We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. We record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on our results of operations in the period in which such changes or events occur.

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

Overview

We provide semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

Our revenues are derived primarily from the sale of our DSL and Voice over Packet semiconductor products, which include the CopperFlite CO, CopperFlite CPE, Optimizer, Palladia, and Entropia families of products. To date, we have generated a substantial portion of our revenues from a limited number of customers. For the year ended December 31, 2002, NEC and Sumitomo Electric Industries represented 45% and 41% of our revenues, respectively. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC represented 48% and 38% of our revenues, respectively. For the year ended December 31, 2000, Lucent Technologies, Sumitomo Electric Industries, Copper Mountain Networks, NEC and Nortel Networks represented 24%, 20%, 12%, 10% and 10%, of our revenues, respectively.

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

General and administrative expenses consist primarily of salaries and related expenses for executives, finance, accounting, facilities, information services, human resources, recruiting expenses, legal and other professional fees, other corporate expenses, and amortization of deferred compensation. In addition, general and administrative expenses include management’s estimate of potential bad debt expense. General and administrative expenses may increase in the long-term as we incur additional costs related to the growth of our business.

In connection with the grant of certain stock and other equity-based compensation to our employees, technical advisors and directors, we have recorded stock-based compensation expense of $3.8 million, $15.3 million and $25.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Deferred compensation is recorded upon grant and represents the difference between the grant price and the deemed fair value of our common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. Deferred compensation is presented as a reduction of stockholders’ equity. As required by APB 25, we record an adjustment to equity-based compensation when employees forfeit options for which compensation expense had been recognized using the graded vesting method, but which were unvested on the date their employment terminated. See Notes 1 and 8 of notes to consolidated financial statements for more information about our equity-based compensation programs.

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

	Years ended December 31,
	2002	2001	2000
Total net revenues	100%	100%	100%
Cost of revenues	57	50	57

Gross profit	43	50	43

Operating expenses:
Research and development	48	37	74
Sales and marketing	14	11	27
General and administrative	9	9	28
Amortization of goodwill and other acquisition-related intangibles	—	2	2
Impairment of goodwill	6	—	—
In-process research and development	—	5	—

Total operating expenses	77	64	131

Operating loss	(34)	(14)	(88)
Interest income, net	2	2	7
Gain (loss) on long-term investment	—	(1)	—
Benefit (provision) for income taxes	—	—	—

Net loss	(32)%	(13)%	(81)%

Years ended December 31, 2002 and 2001

Total Net Revenues:    Total net revenues in 2002 were $105.0 million, compared with $159.5 million in 2001, a decrease of $54.5 million or 34%. The decrease in revenues is primarily due to a 40% decrease in the average selling prices of our DSL products which accounted for approximately $65 million of the decrease. This was partially offset by a 4% increase in unit volume shipments that provided approximately $10 million of revenue in 2002. Revenue from our DSL products accounted for $100.9 million or 96% of total net revenues in 2002, as compared to $155.7 million or 98% of total net revenues in 2001. Revenues from Voice over Packet products accounted for $3.0 million of revenues in 2002 as compared to $2.5 million in 2001, or 3% and 2% of total net revenues, respectively. We anticipate that revenues from our DSL products will continue to account for greater than 90% of our total net revenues in 2003.

Competition and technological change in the rapidly evolving DSL market has and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and Voice over Packet products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

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

Amortization of Deferred Compensation and Non-Cash Stock Compensation:    Amortization of deferred compensation, which is allocated among the above expense categories, was $3.8 million in 2002 compared to $15.3 million in 2001, a decrease of $11.5 million. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life, as well as adjustments in 2002 related to forfeited options. As required by APB 25, we record an adjustment to equity-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition Related Intangibles:    Amortization of goodwill and other acquisition-related intangibles decreased to $167,000 for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. This was due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill, which eliminated the amortization of assembled workforce effective January 1, 2002.

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

Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and our reported cumulative net losses to date, we have provided a full valuation allowance against our deferred tax assets.

The valuation allowance at December 31, 2002 includes approximately $4.6 million related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Net Losses:    We incurred net losses of $33.3 million in 2002 compared to $19.7 million in 2001. The increase in net loss of $13.6 million or 69% is primarily the result of lower gross profit of $34.3 million, the write off of goodwill of $5.8 million, and higher depreciation and amortization expense of $3.0 million partially offset by lower expenses for deferred compensation of $11.5 million, in-process research and development of $7.4 million, goodwill amortization of $3.1 million, bad debt expense of $800,000 and lower interest income of $1.7 million. Net loss per common share was $0.96 in 2002 and $0.59 in 2001.

Years ended December 31, 2001 and 2000

Total Net Revenues:    Total net revenues in 2001 were $159.5 million, compared with $56.5 million in 2000, an increase of 182%. The growth in revenue was due to a higher volume of shipments, which increased 191%, offset by a 4% decrease in our average selling price and changes in product mix. In 2001, our DSL products accounted for $155.7 million or 98% of total net revenues and our Voice over Packet products accounted for $2.5 million or 2% of total net revenues. Our DSL products accounted for $56.1 million or greater than 99% of total net revenues in 2000. In addition, in the fourth quarter of 2001, we recorded $1.1 million in revenues from cancellation fees.

Cost of Revenues:    Cost of revenues, which reflects costs of product revenues, was $79.8 million in 2001 and $32.3 million in 2000, resulting in gross profit as a percentage of revenues of 50% and 43%, respectively. The increase in gross profit as a percentage of revenues was attributable to improved yields and cost reductions at our suppliers, an increase in unit volume of shipments and a decrease in excess and obsolete inventory writedowns as a percentage of sales.

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

General and Administrative Expenses:    General and administrative expenses in 2001 were $13.9 million, compared to $15.9 million in 2000, a decrease of 12%. The decrease was primarily due to a decrease in the amortization of deferred compensation of $4.2 million, offset by increases in payroll and related costs, professional services, and business insurance expenditures. During 2001 and 2000, we charged $102,000 and $782,000, respectively, to bad debt expense based on our estimates of the collectibility of our accounts receivable.

Amortization of Deferred Compensation and Non-Cash Stock Compensation:    Amortization of deferred compensation, which is allocated among the above expense categories, was $15.3 million in 2001 compared to $25.6 million in 2000, a decrease of $10.3 million. The decrease was primarily attributable to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life. In addition, expenses for 2001 and 2000 include charges of $70,000 and $2.3 million, respectively, related to grants to consultants.

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

At the acquisition date, we expected to incur additional costs of $2.0 million to complete the in-process project, which we expected to complete in June 2001. Subsequent to the acquisition date, we discontinued development efforts on this specific project, as the performance of a similar product under development internally was determined to be superior.

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

Net Losses:    We incurred net losses of $19.7 million in 2001 and $46.0 million in 2000. The decrease in net loss of $26.3 million or 57% is primarily the result of higher gross profit of $55.5 million and a decrease in deferred compensation of $10.3 million offset by $11.8 million in higher personnel costs, $7.4 million for in-process research and development expense, $8.2 million for software tools and maintenance contracts, $2.5 million in goodwill amortization and $1.4 million for the cost of prototype development. Net loss per common share was $0.59 in 2001 and $2.00 in 2000.

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

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments due by period
	Total	1 year	2-3 years	4-5 years	Over 5 years
Operating leases—facilities	$4,600	$2,253	$2,207	$100	$40
Capital leases—software	2,115	1,587	528	—	—
Operating leases—software	7,673	4,151	3,522	—	—
Inventory purchase commitments	6,053	6,053	—	—	—

Total cash obligations	$20,441	$14,044	$6,257	$100	$40

If we are able to sustain our current business plan and general economic conditions stabilize, we hope to achieve profitability in the second half of 2003. We believe our revenue forecast and the steps we have taken to reduce spending will allow us to achieve that objective. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2003. These cash flow and profitability expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

Recent Accounting Pronouncements

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. We completed our transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. In the fourth quarter of 2002, we completed our annual impairment review and, as a result of our assessment, we recorded an expense of $5.8 million for the impairment of goodwill. For further discussion, see Notes to Consolidated Financial Statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring” (EITF 94-3). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the basis for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependant on our activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this Form 10-K/A. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The Company is evaluating the impact of its adoption on its consolidated results of operation and financial position.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions for this Form 10-K/A. We will continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on our financial position, results of operations, or cash flows.

Recently Passed Legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), portions of which immediately impact Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is expected to have far reaching effects on the standards of integrity for corporate management, boards of directors, and executive management. Additional disclosures, certifications and possibly procedures will be required of the Company. The Company does not expect any material change in its practices as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act calls for additional regulations and requirements of publicly-traded companies, many of which have yet to be issued.

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-K/A. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

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

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

The market price of our common stock has been volatile and will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in financial estimates of our revenues and operating results by securities analysts;

•	changes in market valuations of integrated circuit companies;

•	announcements by us, our competitors or others in related market segments of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss or decrease in sales to a major customer or failure to complete significant transactions;

•	loss or reduction in manufacturing capacity from one or more of our key suppliers;

•	additions or departures of key personnel;

•	future sales of our common stock;

•	inconsistent or low levels of trading volume of our common stock;

•	commencement of or involvement in litigation;

•	announcements by us or our competitors of key design wins and product introductions;

•	a decrease in the average selling price of our products;

•	ability to achieve cost reductions; and

•	fluctuations in the timing and amount of customer requests for product shipments.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 86% of net revenues for the year ended December 31, 2002 and 87% of net revenues for the year ended December 31, 2001. Any slowdown in the demand for our customers’ equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

COMPETING DSL TECHNOLOGIES HAVE BEEN DEPLOYED IN JAPAN, WHICH MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan. As a result, we have been able to achieve significant market share for DSL equipment purchases based on our products in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in Japan and has subsequently deployed these competing technologies. If these competing technologies continue to be successful, our market share in the DSL market in Japan may decline and our business and operating results may be adversely affected.

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

A substantial portion of our revenues have been derived from customers located outside of the United States. In each of the years ended December 31, 2002 and 2001, 89% of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

•	staffing and managing foreign operations;

•	changes in regulatory requirements;

•	licenses, tariffs and other trade barriers;

•	political and economic instability;

•	difficulties in protecting intellectual property rights in some foreign countries;

•	a limited ability to enforce agreements and other rights in some foreign countries;

•	obtaining governmental approvals for products; and

•	complying with a wide variety of complex foreign laws and treaties.

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the year ended December 31, 2002 were NEC and Sumitomo Electric Industries, which represented for 45% and 41% of our net revenues, respectively. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC represented for 48% and 38% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

Sales of our products depend on the increased use and widespread adoption of broadband access services, and DSL services in particular, as well as the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

•	inconsistent quality and reliability of service;

•	lack of availability of cost-effective, high-speed service;

•	lack of interoperability among multiple vendors’ network equipment;

•	congestion in service providers’ networks;

•	inadequate security; and

•	slow deployment of new broadband services over DSL lines.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS TYPICALLY LASTS UP TO ONE YEAR, AND MAY BE SUBJECT TO DELAYS, IT IS DIFFICULT TO FORECAST SALES FOR ANY GIVEN PERIOD.

If we fail to realize forecasted sales for a particular period, our stock price could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers’ customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which would cause our business and results to suffer.

RAPID CHANGES IN THE MARKET FOR DSL CHIP SETS MAY RENDER OUR CHIP SETS OBSOLETE OR UNMARKETABLE.

The market for chip sets for DSL products is characterized by:

•	intense competition;

•	rapid technological change;

•	frequent new product introductions by our competitors;

•	changes in customer demands; and

•	evolving industry standards.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor products is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have announced their intent to enter the market segments adjacent to or addressed by our products. Many of these competitors operate their own fabrication facilities, have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution and technical resources than we have. We may also face competition from customers’ or prospective customers’ own internal development efforts. Any of these competitors may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

Once a manufacturer of communications equipment has designed a supplier’s semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with equipment manufacturers, who have chosen a competitor’s semiconductor could create barriers to future sales opportunities with these manufacturers.

THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, PAY MONETARY DAMAGES OR OBTAIN LICENSES ON ADVERSE TERMS.

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers’ products, infringe on their intellectual property rights. The owners of these intellectual property rights may bring infringement claims against us or our customers. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.

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

Any of our sole source suppliers may:

•	enter into exclusive arrangements with our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be subject to production disruptions from causes such as earthquakes.

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

WE MAY MAKE FUTURE ACQUISITIONS AND ACQUISITIONS INVOLVE NUMEROUS RISKS.

Our business is highly competitive and, as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and may continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

•	the potential loss of key employees of the acquired company.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Jose, California

January 24, 2003

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Net product revenues	$104,784	$159,207	$56,324
Technology development revenues	188	300	150

Total net revenues	104,972	159,507	56,474
Cost of revenues	59,500	79,781	32,251

Gross profit	45,472	79,726	24,223

Operating expenses:
Research and development	50,754	59,034	41,879
Sales and marketing	14,686	17,953	15,497
General and administrative	9,660	13,879	15,846
Amortization of goodwill and other acquisition-related intangibles	167	3,285	827
Impairment of goodwill	5,835	—	—
In-process research and development	—	7,422	—

Total operating expenses	81,102	101,573	74,049

Operating loss	(35,630)	(21,847)	(49,826)
Interest income, net	1,794	3,544	3,836
Gain (loss) on long-term investment	440	(990)	—

Loss before benefit (provision) for income taxes	(33,396)	(19,293)	(45,990)
Benefit (provision) for income taxes	95	(400)	(8)

Net loss	$(33,301)	$(19,693)	$(45,998)

Basic and diluted net loss per share	$(0.96)	$(0.59)	$(2.00)

Shares used to compute basic and diluted net loss per share	34,641	33,495	22,950

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$93,513	$93,724
Short-term investments	8,489	17,129
Accounts receivable—net of allowance for doubtful accounts of $160 at December 31, 2002 and $1,026 at December 31, 2001	2,864	4,042
Inventories	4,130	9,356
Other current assets	2,622	2,147

Total current assets	111,618	126,398
Property and equipment, net	10,389	11,483
Goodwill	—	5,190
Other intangible assets, net	83	895
Other assets	349	242

Total assets	$122,439	$144,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,485	$7,854
Accrued payroll & related expenses	3,991	3,319
Accrued liabilities	13,627	11,221
Accrued taxes	192	77
Long-term debt—current portion	—	264
Capital leases—current portion	1,528	—

Total current liabilities	27,823	22,735
Capital leases—long-term portion	525	—
Other liabilities	268	315

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value:
Authorized shares: 10,000,000; Issued and outstanding shares: none at December 31, 2002 and 2001	—	—
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 35,245,171 at December 31, 2002, 34,576,062 at December 31, 2001	35	35
Additional paid-in capital	228,847	229,224
Accumulated other comprehensive income	8	66
Deferred compensation	(2,333)	(8,734)
Accumulated deficit	(132,734)	(99,433)

Total stockholders’ equity	93,823	121,158

Total liabilities and stockholders’ equity	$122,439	$144,208

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Stockholders’ Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 1999	15,450,236	$15	10,318,841	$10	$80,270	$(16,043)	$(430)	$(33,742)	$(25)	$30,055
Noncash issuance of common stock for services	—	—	53,900	—	2,333	—	—	—	—	2,333
Exercise of options to purchase common stock for cash	—	—	1,939,010	2	2,551	—	—	—	—	2,553
Issuance of shares under employee stock purchase plan	—	—	52,196	—	801	—	—	—	—	801
Deferred compensation related to stock option grants	—	—	—	—	31,088	(31,088)	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	25,610	—	—	—	25,610
Conversion of preferred stock to common stock	(15,450,236)	(15)	15,450,236	15	—	—	—	—	—	—
Issuance of common stock for cash, net of issuance costs of $7,182	—	—	5,200,000	6	91,477	—	—	—	—	91,483
Exercise of warrants to purchase common stock	—	—	15,931	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(45,998)	—	(45,998)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	33	33

Total comprehensive net loss										(45,965)

BALANCE AT DECEMBER 31, 2000	—	—	33,030,114	33	208,520	(21,521)	(430)	(79,740)	8	106,870
Noncash issuance of common stock for services	—	—	10,000	—	70	—	—	—	—	70
Exercise of options to purchase common stock for cash	—	—	557,412	1	2,394	—	—	—	—	2,395
Cash proceeds from payments on stockholder note receivable.	—	—	—	—	—	—	430	—	—	430
Issuance of shares under employee stock purchase plan	—	—	164,621	—	1,883	—	—	—	—	1,883
Deferred compensation related to stock option grants, net of terminations	—	—	—	—	(1,958)	1,958	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	15,346	—	—	—	15,346
Common stock issued in connection with acquisition	—	—	813,915	1	18,315	—	—	—	—	18,316
Acquisition related deferred compensation	—	—	—	—	—	(4,517)	—	—	—	(4,517)
Net loss	—	—	—	—	—	—	—	(19,693)	—	(19,693)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	58	58

Total comprehensive net loss										(19,635)

BALANCE AT DECEMBER 31, 2001	—	—	34,576,062	35	229,224	(8,734)	—	(99,433)	66	121,158
Noncash issuance of common stock for services and other	—	—	2,000	—	10	—	—	—	—	10
Exercise of options to purchase common stock for cash, net of repurchases	—	—	208,610	—	498	—	—	—	—	498
Common stock repurchased	—	—	(1,565)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	460,064	—	1,719	—	—	—	—	1,719
Reversal of deferred compensation	—	—	—	—	(2,604)	2,604	—	—	—	—
Stock-based compensation expense, net	—	—	—	—	—	3,797	—	—	—	3,797
Net loss	—	—	—	—	—	—	—	(33,301)	—	(33,301)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	(58)	(58)

Total comprehensive net loss										(33,359)

BALANCE AT DECEMBER 31, 2002	—	$—	35,245,171	$35	$228,847	$(2,333)	$—	$(132,734)	$8	$93,823

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(33,301)	$(19,693)	$(45,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and leasehold amortization expense	7,223	4,245	3,770
Net loss on retirements of property and equipment	36	472	—
Stock-based compensation expense	3,797	15,346	25,610
Issuance of common stock for services and other	10	70	2,333
Amortization of goodwill and other acquisition related intangibles	167	3,285	827
Impairment of goodwill	5,835	—	—
Amortization of warrants issued in conjunction with financings	—	4	6
In-process research and development	—	7,422	—
Loss (gain) on non-current investment	(440)	990	—
Changes in operating assets and liabilities:
Accounts receivable	1,178	12,841	(15,968)
Inventory	5,226	(173)	(7,972)
Other current assets	(475)	(1,045)	(1,037)
Other assets	(107)	(146)	6
Working capital line of credit	—	—	(2,044)
Accounts payable	631	(5,280)	12,323
Accrued payroll and related expenses	672	647	1,678
Accrued liabilities	2,521	6,708	4,038
Other liabilities	(47)	95	217

Net cash provided by (used in) operating activities	(7,074)	25,788	(22,211)

INVESTING ACTIVITIES
Purchases of short-term investments	(16,967)	(28,642)	(29,045)
Sales and maturities of short-term investments	25,549	28,015	37,745
Purchases of property and equipment	(4,112)	(7,252)	(7,594)
Acquisitions, net of cash acquired	—	258	—
Purchases of intangibles and other long-term assets	—	—	(5,017)
Proceeds from sale of non-current investment	440	—	—

Net cash provided by (used in) investing activities	4,910	(7,621)	(3,911)

FINANCING ACTIVITIES
Principal payments on capital lease	—	—	(164)
Principal payments on long-term debt obligations	(264)	(391)	(513)
Proceeds from issuance of common stock, net of repurchases	2,217	4,278	94,837
Proceeds from stockholder note receivable	—	430	—

Net cash provided by financing activities	1,953	4,317	94,160

Net increase (decrease) in cash and cash equivalents	(211)	22,484	68,038
Cash and cash equivalents at beginning of period	93,724	71,240	3,202

Cash and cash equivalents at end of period	$93,513	$93,724	$71,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$203	$76	$327
Cash paid (received) for income taxes	$(210)	$331	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Property and equipment purchases through capital leases	$2,053	$—	$—
Deferred compensation related to stock option grants, net of terminations	$(2,604)	$2,559	$31,088

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Centillium Communications, Inc.:    Centillium (“the Company”) was incorporated in California on February 21, 1997 for the purpose of developing and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company develops products designed for the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets.

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

Concentrations of Credit Risk:    Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash-equivalents and short-term investments in several high credit-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U.S. currency and are derived from revenues earned from customers primarily located in Japan and the United States. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses. Management judgment is used to estimate the required reserves. Actual results could differ from those estimates.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Concentrations:    The following customers accounted for 10% or more of total accounts receivable:

	December 31,
	2002	2001
NEC	51%	20%
Sumitomo Electric Industries	35%	61%

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.

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

The Company’s investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. At December 31, 2002 and 2001, all of the Company’s investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories:    Inventories are stated at the lower of cost (first in, first out) or market.

Property and Equipment:    Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the assets’ estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:    As of January 1, 2002, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairments identified must be reported as a cumulative effect of a change in accounting principle. See Note 4.

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

Fair Value of Financial Instruments:    The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company’s investments are insignificant.

Net Loss Per Share:    Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years ended December 31,
	2002	2001	2000
Net loss	$(33,301)	$(19,693)	$(45,998)

Basic and diluted:
Weighted average shares of common stock outstanding	34,686	33,909	24,405
Less weighted average shares subject to repurchase	(45)	(414)	(1,455)

Weighted average shares used in computing basic and diluted net loss per share	34,641	33,495	22,950

Basic and diluted net loss per share	$(0.96)	$(0.59)	$(2.00)

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based Compensation:    The Company has employee stock plans, that are described more fully in Note 8. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Years ended December 31,
	2002	2001	2000
Net loss as reported	$(33,301)	$(19,693)	$(45,998)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,807	15,416	27,943
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(56,652)	(66,059)	(24,469)

Pro forma net loss	$(86,146)	$(70,336)	$(42,524)

Basic and diluted net loss per share—as reported	$(0.96)	$(0.59)	$(2.00)

Basic and diluted net loss per share—pro forma	$(2.49)	$(2.10)	$(1.85)

See Note 8 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

The Company accounts for stock issued to non-employees in accordance with the provisions of FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Direct grants of shares of common stock are made to certain advisors and consultants to the Company for past services with no vesting or future performance obligations. The fair value of such grants is immediately charged to expense in accordance with EITF 96-18.

Reclassifications:    Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements:    In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a material impact on the Company’s financial position or results of operations.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring” (EITF 94-3). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS 146 is dependent on the Company’s activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for its financial statements included in this Form 10-K/A. Management is currently evaluating the effects of FIN 45, however management does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K/A. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” using the “intrinsic value” method. Accordingly, the adoption of SFAS 148 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The Company is evaluating the impact of its adoption on its consolidated results of operation and financial position.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Balance Sheet Information

Inventories (in thousands):

	December 31,
	2002	2001
Work-in-process	$2,577	$6,600
Finished goods	1,553	2,756

	$4,130	$9,356

Property and equipment (in thousands):

	December 31,
	2002	2001
Equipment and software	$22,746	$19,399
Furniture and fixtures	998	914
Leasehold improvements	1,220	1,107
Construction in progress	33	387

	24,997	21,807
Accumulated depreciation and amortization	(14,608)	(10,324)

Property and equipment, net	$10,389	$11,483

Accrued liabilities (in thousands):

	December 31,
	2002	2001
Accrued royalties	$11,815	$8,788
Other accrued liabilities	1,812	2,433

	$13,627	$11,221

Warranty reserve (in thousands):

	Balances at Beginning of Period	Product Warranty Accruals	Adjustments for Payments Made	Adjustments to Prior Accruals	Balances at End of Period
Year ended December 31, 2002	$766	$608	$(719)	$(47)	$608

Year ended December 31, 2001	$312	$766	$(509)	$197	$766

Year ended December 31, 2000	$100	$312	$—	$(100)	$312

Note 3.    Acquisition and Asset Purchase

Acquisition:    On January 5, 2001, the Company completed its acquisition of vEngines, Inc. (“vEngines”). vEngines developed high-density voice processing semiconductor products, which bridge circuit switched voice and packet-based data networks. This technology compresses voice traffic, converting it into digital packets, which can then travel on data networks. vEngines’ targeted customer base included communications equipment manufacturers that provide carrier and access voice gateways and remote access servers.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the purchase agreement, 813,915 shares of the Company’s common stock, with an aggregate value of approximately $17.1 million, were exchanged for all of the issued and outstanding capital stock of vEngines. In addition, all of the outstanding options to purchase shares of vEngines’ capital stock were exchanged for options to purchase 58,628 shares of our common stock with an aggregate fair value of approximately $1.2 million. The Company valued the common stock and outstanding options exchanged in the transaction as follows:

Security Exchanged	Valuation Methodology
Common stock—not subject to repurchase	Fair value of Company’s stock
Common stock—subject to repurchase	Black-Scholes option pricing model
Options	Black-Scholes option pricing model

Including direct acquisition costs of approximately $523,000, the aggregate purchase price of vEngines was approximately $18.8 million. The acquisition has been accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of vEngines subsequent to the acquisition date.

The Company allocated the purchase price of vEngines as follows (in thousands):

In-process research and development	$7,422
Acquisition related deferred compensation	4,517
Fair value of assets acquired and liabilities assumed	730
Assembled workforce	354
Goodwill	5,816

Total	$18,839

The portion of the purchase price allocated to purchased in-process research and development was $7.4 million and was valued based on net cash flows over four years, discounted at a cost of capital of 25% to reflect the uncertainty of the products’ future use. The entire amount of $7.4 million was expensed on acquisition because the technological feasibility of the product under development had not been established and no future alternative uses existed. The specific product under development using vEngines technology has been discontinued, as the performance of a similar product under development internally was determined to be superior.

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

Goodwill and the assembled workforce were amortized through December 31, 2001, on a straight-line basis over their expected useful lives of four and two years, respectively. Beginning January 1, 2002, upon adoption of FAS 142, the Company no longer amortizes goodwill; rather, goodwill is evaluated for impairment at least on an annual basis. See Note 3 for further details. Pro-forma results of operations have not been presented because the

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pro-forma impact of the acquisition was not material to the Company’s results of operations and financial position for the year ended December 31, 2001.

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

Note 4.    Goodwill and Other Intangible Assets

With the adoption of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141, to goodwill as required by SFAS 142. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. The Company completed its annual impairment test in the fourth quarter of 2002. The goodwill impairment test was based on a two-step approach. The fair value of the Company was compared to its carrying value. Since the carrying value of the Company exceeded its fair value, the implied value of goodwill was calculated by deducting the fair value of all tangible and intangible assets from the fair value of the Company. As the implied fair value of goodwill was zero, the Company recognized an impairment charge of $5.8 million to fully impair the goodwill. Fair value of the Company was determined using a discounted future cash flows analysis and a market approach. The cash flow period used in the analysis was nine years, with a discount rate of 18% and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company’s weighted average cost of capital. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates.

Changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

Balance as of January 1, 2001	$1,381
Goodwill acquired during the period	5,816
Goodwill amortized during the period	(2,007)

Balance as of December 31, 2001	5,190
Workforce reclassified as goodwill	645
Goodwill impairment	(5,835)

Balance as of December 31, 2002	$—

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except for per share data):

	Years ended December 31,
	2002	2001	2000
Net loss:
As reported	$(33,301)	$(19,693)	$(45,998)
Goodwill amortization	—	2,006	276
Workforce amortization	—	1,112	420

As adjusted	$(33,301)	$(16,575)	$(45,302)

Basic and diluted net loss per share:
As reported	$(0.96)	$(0.59)	$(2.00)
Goodwill amortization	—	0.06	0.01
Workforce amortization	—	0.03	0.02

As adjusted	$(0.96)	$(0.50)	$(1.97)

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

	December 31,
	2002	2001
Other purchased intangibles	$500	$500
Less accumulated amortization	(417)	(250)

Other purchased intangibles, net	$83	$250

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Cash Equivalents and Short-term Investments

The estimated fair market values of cash equivalents and short-term investments are based on quoted market prices. Cash equivalents and short-term investments as of December 31, 2002 and 2001 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Market Value
December 31, 2002
Cash equivalents:
Money market funds	$87,557	$—	$—	$87,557
Obligations of U.S. government and affiliated agencies	495	—	—	495

	88,052	—	—	88,052

Short-term investments:
Corporate debt securities	1,001	—	(1)	1,000
Obligations of U.S. government and affiliated agencies	7,013	9	—	7,022
Certificates of deposit	467	—	—	467

	8,481	9	(1)	8,489

Total cash equivalents and short-term investments	$96,533	$9	$(1)	$96,541

December 31, 2001
Cash equivalents:
Money market funds	$88,359	$—	$—	$88,359
Obligations of U.S. government and affiliated agencies	747	—	—	747

	89,106	—	—	89,106

Short-term investments:
Corporate debt securities	475	5	—	480
Obligations of U.S. government and affiliated agencies	16,121	63	(2)	16,182
Certificates of deposit	467	—	—	467

	17,063	68	(2)	17,129

Total cash equivalents and short-term investments	$106,169	$68	$(2)	$106,235

At December 31, 2002, all available for sale investments had maturities of one year or less.

Note 6.    Long-Term Debt Obligations

In April 1998, the Company entered into an agreement with a bank and a financial institution which allowed the Company to make multiple draws up to a cumulative total of $1,000,000 for the purchase of equipment. No amount was available during fiscal 2002, 2001 or 2000, as the aggregate draw under the facility reached $1,000,000 in fiscal 1999. Draws under the facility were payable via principal and interest payments made ratably over a forty-two month period from the initial draw date. The Company had nothing outstanding under the equipment facility as of December 31, 2002. Approximately $264,000 of principal and accrued interest was outstanding at December 31, 2001. At the end of the equipment facility’s term, the Company was obligated to make an additional payment of $150,000 based on the total facility draws multiplied by 15%. The Company recorded the additional payment as interest expense over the life of the related long-term obligation.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the equipment facility described above, the Company issued a warrant to the bank and to the financial institution to purchase 1,800 and 9,450 shares, respectively, of the Company’s common stock at an exercise price of $4.00 per share. The warrant for 1,800 shares was exercised in June 2000. The remaining warrant is immediately exercisable and expires in May 2005. The fair value of the warrant is not material for reporting purposes.

Note 7.    Commitments and Contingencies

The Company leases its facilities under operating leases expiring through 2009. Rental expense was approximately $2.5 million, $2.2 million and $1.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2005.

During 2002, the Company exchanged certain software licenses which were set to expire in 2003 for new software licenses. In connection with this arrangement, the Company entered into a noncancelable capital lease agreement totaling approximately $2.1 million. The transaction was accounted for under Accounting Principles Board No. 29, “Nonmonetary Transactions”, and no gain or loss was recorded on the transaction. The software and related accumulated amortization that was included in property and equipment was approximately $3.4 million and $95,000 at December 31, 2002. Amortization expense related to assets under capital lease is included with depreciation expense. In addition, the related software licenses secure the capital lease.

Future minimum lease payments under the Company’s capital and operating leases at December 31, 2002 are as follows (in thousands):

	Operating Leases	Capital Leases
2003	$6,404	$1,587
2004	3,331	528
2005	2,398	—
2006	79	—
2007	21	—
Thereafter	40	—

Total payments	12,273	2,115
Less: Interest portion	—	(62)

Total minimum payments	$12,273	$2,053

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or noncancelable purchase orders. As of December 31, 2002, the Company’s non-cancelable purchase obligations for wafers, all expected to be delivered within the next six months, is $6.1 million.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should the company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 8.    Stockholders’ Equity

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

Stockholder Rights Plan:    In December 2002, the Company’s Board of Directors approved the adoption of a stockholder rights plan and reserved 500,000 shares of preferred stock for issuance under the plan. The plan is designed to assure that Centillium stockholders receive fair value in the event of a future unsolicited business combination or similar transaction involving Centillium in a manner or on terms not approved by the Centillium Board of Directors.

Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium’s outstanding common stock by an unsolicited third party acquiror. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquiror, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium’s Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the rights plan may be amended by Centillium’s Board of Directors at any time without the approval of the rights holders as set forth in the rights plan.

Common Stock Reserved:    Common stock reserved is as follows:

	December 31,
	2002	2001
Common stock options	16,723,618	14,857,664
Employee stock purchase plan	499,181	959,245
Common stock warrants	9,450	9,450

	17,232,249	15,826,359

Deferred Compensation:    During 2002, the Company recorded an adjustment to deferred compensation of $2.6 million related to the termination of certain option grants. During the years ended December 31, 2001 and 2000, the Company recorded deferred compensation, net of adjustments for employee terminations, of approximately $2.6 million, and $31.1 million, respectively. This deferred compensation represents the difference between the grant price and the deemed fair value for financial statement reporting purposes of the Company’s common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with FAS 123 and FAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. As required by APB 25, we

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

record an adjustment to amortization of deferred compensation when employees who forfeit options for which compensation expense is recognized using the graded vesting method, but which are unvested on the date their employment terminates.

Deferred compensation expense, net of adjustments, was allocated among the associated expense categories as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Cost of revenues	$256	$797	$1,459
Research and development	2,469	7,992	10,722
Sales and marketing	(434)	2,361	5,075
General and administrative	1,506	4,196	8,354

	$3,797	$15,346	$25,610

Stockholders’ Notes Receivable:    In November 1999, the Company issued 215,000 shares of common stock in connection with the exercise of an employee stock option at an exercise price of $2.00 per share in return for a full recourse note receivable for $430,000. The note earned interest at an annual interest rate of 6.0% per annum and was paid in full in June 2001.

Stock Options:    In March 1997, the Board of Directors approved a stock option plan that authorized the grant of options to purchase shares of the Company’s common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options granted prior to May 23, 2000 are immediately exercisable and generally vest over a period of four years from the date of grant. Options granted on or after May 23, 2000 are exercisable when vested and generally vest over a four-year period. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder’s employment. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company’s fiscal years equal to 6% of the Company’s outstanding common stock on the date of the annual increase.

In February 2001, the Company adopted a nonstatutory stock option plan that authorized the grant of nonstatutory stock options (“options”) to purchase shares of the Company’s common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board of Directors or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer’s initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options shall be determined by the plan administrator, with the prices generally being not less than the fair value of the common stock at the date of grant. Upon termination of the option holder’s employment, any unvested stock issued shall revert back to the plan.

In December 2001, the Company offered a voluntary stock option exchange program to its employees and officers. Under the program, participants were able to tender for cancellation stock options that had an exercise price equal to or greater than $10 per share for replacement options to be granted on a date which was at least six months plus one day from the date of cancellation of the tendered options. On December 3, 2001, 5.2 million stock options were tendered for cancellation. On June 4, 2002, the Company issued options for 5.1 million shares of common stock at an exercise price of $6.62 per share, which was equal to 100 percent of the market price of Centillium’s common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of additional information with respect to the stock option plan:

	Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	1,353,652	3,390,257	$1.09
Options authorized	5,569,743	—	—
Options granted	(6,988,263)	6,988,263	$22.45
Options exercised	—	(2,044,234)	$1.40
Options available due to repurchase of unvested shares	105,224	—	—
Options canceled	534,360	(534,360)	$14.71

Balance at December 31, 2000	574,716	7,799,926	$19.22
Options authorized	7,040,434	—	—
Options granted	(5,059,462)	5,059,462	$18.81
Options exercised	—	(612,695)	$4.04
Options available due to repurchase of unvested shares	55,283	—	—
Options canceled	6,352,773	(6,352,773)	$27.03

Balance at December 31, 2001	8,963,744	5,893,920	$12.02
Options authorized	2,074,564	—	$—
Options granted	(9,617,872)	9,617,872	$5.47
Options exercised	—	(293,144)	$2.38
Options available due to repurchase of unvested shares	84,534	—	$—
Options canceled	1,935,908	(1,935,908)	$10.53

Balance at December 31, 2002	3,440,878	13,282,740	$7.71

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$ 0.40–$ 0.40	50,802	$0.40	5.8	50,802	$0.40	5.8
$ 0.60–$ 1.35	1,385,874	$1.32	9.6	69,800	$0.85	6.7
$ 1.51–$ 5.00	2,168,411	$2.97	8.6	932,886	$4.24	7.0
$ 5.15–$ 6.37	588,008	$5.66	8.9	120,744	$5.73	8.8
$ 6.40–$ 6.62	5,426,526	$6.62	9.4	1,784,360	$6.62	9.4
$ 6.68–$ 9.80	1,516,130	$8.16	8.9	447,409	$7.43	8.4
$10.00–$19.00	1,551,669	$15.25	7.6	934,290	$13.84	7.5
$20.00–$50.91	552,757	$28.38	8.2	239,403	$27.88	8.1
$68.88–$68.88	4,000	$68.88	7.7	2,250	$68.88	7.7
$75.13–$75.13	38,563	$75.13	7.6	23,769	$75.13	7.6

$ 0.40–$75.13	13,282,740	$7.71	8.9	4,605,713	$8.99	8.3

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001 and 2000, options for 2,567,049 and 259,368 shares, respectively, were exerciseable at a weighted average price of $8.21 and $1.71 per share, respectively.

Employee Stock Purchase Plan:    To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company’s fiscal years equal to the lesser of 400,000 shares or 1% of the Company’s outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 460,064, 164,621 and 52,196 shares of common stock during fiscal years 2002, 2001 and 2000, respectively.

SFAS 123 Assumptions and Fair Value:    The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2002, 2001 and 2000 reported in Note 1 was estimated at the date of grant.

The option valuation models used to estimate the fair value of options under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma information regarding net loss is required by FAS 123, which requires that the information be determined as if the Company has accounted for its employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected life from vest date	2.7 years	2.9 years	3.0 years	6.0 months	6.0 months	6.0 months
Volatility	121%	147%	128%	121%	147%	128%
Risk-free interest rate	2.90%	3.90%	6.28%	1.65%	1.93%	6.28%
Dividend rate	—	—	—	—	—	—

The options’ weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $4.33, $7.86, and $16.72 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2002, 2001 and 2000 were $3.74, $7.93, and $12.54 per share, respectively.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

	Years ended December 31,
	2002	2001	2000
Current:
Federal	$(182)	$278	$—
State	8	65	—
Foreign	79	57	8

	$(95)	$400	$8

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes is explained as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Tax (benefit) at federal statutory rate	$(11,355)	$(6,560)	$(15,641)
Loss for which no tax benefit is currently recognizable	8,690	—	3,414
Unbenefited foreign losses	—	—	5,301
Deferred compensation	576	5,252	6,926
Purchased in-process research and development and amortization of goodwill and other acquired intangibles	2,040	3,640	—
Utilization of net operating losses	—	(2,237)	—
Other	(46)	305	8

Total tax (benefit) provision	$(95)	$400	$8

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	Years ended December 31,
	2002	2001
Deferred tax assets:
Net operating losses	$20,440	$9,606
Tax credit carryforwards	4,733	1,756
Reserves and accruals	9,648	8,835

Total deferred tax assets	34,821	20,197
Valuation allowance	(34,821)	(20,197)

Net deferred tax assets	—	—

Net deferred taxes	$—	$—

Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses to date, the Company has provided a full valuation allowance against its deferred tax assets.

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

Note 10.    Business Segment Information

Through December 31, 2002, the Company’s revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following is a summary of net revenues by major geographic area (in thousands):

	Years ended December 31,
	2002	2001	2000
Japan	$90,260	$138,948	$17,301
North America	11,431	16,710	34,451
Asia—excluding Japan	2,660	3,108	4,587
All other	621	741	135

Total	$104,972	$159,507	$56,474

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers account for 10% or more of net revenues:

	Years ended December 31,
	2002		2001		2000
NEC	45%		38%		10%
Sumitomo Electric Industries	41%		48%		20%
Lucent Technologies	*	%	*	%	24%
Copper Mountain Networks	*	%	*	%	12%

*	represents less than 10% of net revenues.

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

The Company sold $2.5 million and $2.1 million of products to Broadxent, Inc. for years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, the Company had $4,600 and $486,000, respectively, in accounts receivable from Broadxent, Inc. One of the Company’s directors is also a director of Creative Technology Ltd.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Supplementary Data:  Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

	Year 2002 Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net revenues	$22,606	$34,413	$23,264	$24,689
Cost of revenues	$12,066	$21,283	$12,549	$13,602
Gross profit	$10,540	$13,130	$10,715	$11,087
Operating loss	$(11,052)	$(7,879)	$(5,815)	$(10,884)
Net loss	$(10,126)	$(7,404)	$(5,378)	$(10,393)
Basic and diluted net loss per share	$(0.30)	$(0.21)	$(0.15)	$(0.30)
Shares used to compute basic and diluted net loss per share	34,294	34,538	34,765	34,967

	Year 2001 Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net revenues	$31,855	$46,371	$46,804	$34,477
Cost of revenues	$16,171	$23,315	$23,579	$16,716
Gross profit	$15,684	$23,056	$23,225	$17,761
Operating loss	$(14,590)	$(497)	$(1,830)	$(4,930)
Net loss	$(13,457)	$(755)	$(1,286)	$(4,195)
Basic and diluted net loss per share	$(0.41)	$(0.02)	$(0.04)	$(0.12)
Shares used to compute basic and diluted net loss per share	32,775	33,426	33,782	33,995

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions “Information Concerning Solicitation and Voting,” “Election for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement to be filed no later than April 30, 2003 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 11, 2003 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions “Executive Compensation” and “Compensation of Directors” contained in the Proxy Statement. In addition, Exhibits 10.31 through 10.34 of this report contain recently executed change of control severance agreements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the captions “Certain Transactions” contained in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.

There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

Schedule II—Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Balances at Beginning of Period	Charged to Costs and Expense	Deductions Write-Offs	Balances at End of Period
	(In thousands)
Year ended December 31, 2000	$150	$782	$—	$932

Year ended December 31, 2001	$932	$102	$(8)	$1,026

Year ended December 31, 2002	$1,026	$(709)	$(157)	$160

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of the Registrant

3.2 *****	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4.1*	Specimen certificate of common stock

4.2*	Bylaws of the Registrant

4.3 *****	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2**	1997 Stock Plan

10.3**	2000 Employee Stock Purchase Plan

10.5*	Lease, dated August 16, 1999, between the Registrant and Renco Investment Company

10.21*	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation

10.22*	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.

10.23**	2001 Nonstatutory Stock Option Plan

10.24 ***	Lease, dated August 28, 2000, between the Registrant and Bedford Property Industries, Inc.

Exhibit Number	Description

10.25 ***	Change of Control Severance Agreement between the Registrant and Surendra Mandava dated December 14, 2000

10.26 ***	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000

10.27 ***	Change of Control Severance Agreement between the Registrant and Shahin Hedayat dated December 14, 2000

10.28 ***	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000

10.29 ****	Employment Terms Sheet between the Registrant and Darrel Slack dated December 12, 2001

10.30 ****	Offer letter between the Registrant and Todd DeBonis dated December 13, 2001

10.31******	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002

10.32******	Change of Control Severance Agreement between the Registrant and Darrel Slack dated January 14, 2003

10.33******	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003

10.34******	Change of Control Severance Agreement between the Registrant and Todd DeBonis dated January 15, 2003

21.1 ***	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification of Faraj Aalaei, Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification of Darrel Slack, Vice President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
**	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
***	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
****	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.
*****	Incorporated by reference to the Exhibits filed with the Registration Statement on Form 8-K filed with the Commission on December 31, 2002.
******	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.

(b)  Reports on Form 8-K

We filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

Form 8-K filed on December 31, 2002 reporting the adoption of a Preferred Stock Rights Agreement, as presented in a press release of December 31, 2002.

(c)  Exhibits

The Company hereby files as part of this Form 10-K/A the Exhibits listed in Item 14 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on April 18, 2003.

CENTILLIUM COMMUNICATIONS, INC.

By:	/s/ FARAJ AALAEI
Faraj Aalaei Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAMRAN ELAHIAN Kamran Elahian	Chairman of the Board	April 18, 2003

/s/ FARAJ AALAEI Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	April 18, 2003

/s/ DARREL SLACK Darrel Slack	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2003

/s/ SHAHIN HEDAYAT Shahin Hedayat	President and Director	April 18, 2003

/s/ JERE DRUMMOND Jere Drummond	Director	April 18, 2003

/s/ IRWIN FEDERMAN Irwin Federman	Director	April 18, 2003

/s/ ROBERT C. HAWK Robert C. Hawk	Director	April 18, 2003

/s/ LIP-BU TAN Lip-Bu Tan	Director	April 18, 2003

CERTIFICATIONS

I, Faraj Aalaei, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Centillium Communications, Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ FARAJ AALAEI
Faraj Aalaei Chief Executive Officer

Date:  April 18, 2003

CERTIFICATIONS

I, Darrel Slack, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Centillium Communications, Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DARREL SLACK
Darrel Slack Vice President and Chief Financial Officer

Date:  April 18, 2003