Form 10-Q
period 2003-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2003-05-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    On April 18, 2003, approximately 35,292,336 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.
TABLE OF CONTENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

                                                       March 31,    December 31,
                                                         2003          2002
                                                     ------------  ------------

                        ASSETS
Current assets:
  Cash and cash equivalents........................ $     85,219  $     93,513
  Short-term investments...........................       14,307         8,489
  Accounts receivable - net of allowance for
   doubtful accounts of $122 at March 31,
   2003 and $160 at December 31, 2002..............        6,842         2,864
  Inventories......................................        2,195         4,130
  Other current assets.............................        2,870         2,622
                                                     ------------  ------------
    Total current assets...........................      111,433       111,618
Property and equipment, net........................        9,241        10,389
Other intangible assets, net.......................           42            83
Other assets.......................................          350           349
                                                     ------------  ------------
    Total assets................................... $    121,066  $    122,439
                                                     ============  ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $      7,384  $      8,485
  Accrued payroll & related expenses...............        4,141         3,991
  Accrued liabilities..............................       16,019        13,627
  Accrued taxes....................................          208           192
  Capital leases - current portion.................        1,843         1,528
                                                     ------------  ------------
    Total current liabilities......................       29,595        27,823
Capital leases - long-term portion.................           --           525
Other liabilities..................................          240           268
Commitments and contingencies

Stockholders' equity:
Common stock.......................................           35            35
Additional paid in capital.........................      228,417       228,847
Accumulated other comprehensive income.............            7             8
Deferred compensation..............................       (1,534)       (2,333)
Accumulated deficit................................     (135,694)     (132,734)
                                                     ------------  ------------
    Total stockholders' equity.....................       91,231        93,823
                                                     ------------  ------------
    Total liabilities and stockholders' equity..... $    121,066  $    122,439
                                                     ============  ============

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

                                            Three Months Ended
                                              March 31,
                                          --------------------
                                             2003       2002
                                          --------- ----------
Net revenues............................ $  27,829  $  22,606
Cost of revenues........................    14,276     12,066
                                          ---------  ---------
Gross profit............................    13,553     10,540
                                          ---------  ---------
Operating expenses:
  Research and development..............    11,585     13,609
  Sales and marketing...................     2,789      4,898
  General and administrative............     2,380      3,043
  Amortization of other
   acquisition related intangibles......        42         42
                                          ---------  ---------
    Total operating expenses............    16,796     21,592
                                          ---------  ---------
Operating loss..........................    (3,243)   (11,052)
Interest income, net....................       324        510
Gain on non-current investment..........        --        440
                                          ---------  ---------
Loss before provision for income taxes..    (2,919)   (10,102)
Provision for income taxes..............        41         24
                                          ---------  ---------
Net loss................................ $  (2,960) $ (10,126)
                                          =========  =========

Basic and diluted net loss per share.... $   (0.08) $   (0.30)
                                          =========  =========
Weighted average shares used to compute
   basic and diluted net loss per share.    35,235     34,294
                                          =========  =========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                     Three Months
                                                                    Ended March 31,
                                                               ----------------------
                                                                  2003        2002
                                                               ----------  ----------
Operating activities
Net loss..................................................... $   (2,960) $  (10,126)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization expense......................      1,659       1,595
  Net loss on retirements of property and equipment..........         14          --
  Stock based compensation expense...........................        301       2,118
  Amortization of other acquisition related intangibles......         41          42
  Gain on non-current investment.............................         --        (440)
  Changes in operating assets and liabilities:
    Accounts receivable......................................     (3,978)     (1,942)
    Inventories..............................................      1,935       1,983
    Other current assets.....................................       (248)        161
    Other assets.............................................         (1)        (95)
    Accounts payable.........................................     (1,101)      3,073
    Accrued payroll and related expenses.....................        150         621
    Accrued liabilities......................................      2,408       1,117
    Other liabilities........................................        (28)         26
                                                               ----------  ----------
Net cash used in operating activities........................     (1,808)     (1,867)

Investing activities
  Purchases of short-term investments........................     (9,357)     (2,999)
  Sales and maturities of short-term investments.............      3,538       6,162
  Purchases of property and equipment........................       (525)     (1,642)
  Proceeds from sale of  non-current investment..............         --         440
                                                               ----------  ----------
Net cash provided by (used in) investing activities..........     (6,344)      1,961

Financing activities
  Principal payments on capital lease obligations............       (210)         --
  Principal payments on long term debt obligations...........         --         (68)
  Proceeds from issuance of common stock, net of repurchases.         68         313
                                                               ----------  ----------
Net cash provided by (used in) financing activities..........       (142)        245
                                                               ----------  ----------
Net increase (decrease) in cash and cash equivalents.........     (8,294)        339
Cash and cash equivalents at beginning of period.............     93,513      93,724
                                                               ----------  ----------
Cash and cash equivalents at end of period................... $   85,219  $   94,063
                                                               ==========  ==========

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

The Company

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California on February 21, 1997 for the purpose of developing and marketing semiconductor products for equipment manufacturers serving the broadband communications markets. The Company develops products designed for the Digital Subscriber Line (DSL) and Voice over Packet markets.

Our revenues are currently derived from the sale of our DSL and Voice over Packet products, which include the CopperFlite CO, CopperFlite CPE, Palladia and Entropia families of products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The unaudited condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 21, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year cash flow balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's condensed consolidated financial position, results of operations, or cash flows.

At the November 2002 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The Company is evaluating the impact of its adoption on its consolidated financial position, results of operation and cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities"(FIN 46). FIN 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after January 31, 2003. The adoption of this interpretation is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

3. Stock-based Compensation

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB Opinion No. 25) and elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure".

Had compensation expense for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                March 31,
                                                          -----------------------
                                                              2003       2002
                                                          ---------  ------------

Net loss as reported.................................... $  (2,960) $    (10,126)
Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects............................       301         2,108
Less: Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of related tax effects....................    (7,169)       (5,102)
                                                          ---------  ------------
Pro forma net loss...................................... $  (9,828) $    (13,120)
                                                          =========  ============
Basic and diluted net loss per share - as reported...... $   (0.08) $      (0.30)
                                                          =========  ============
Basic and diluted net loss per share - pro forma........ $   (0.28) $      (0.38)
                                                          =========  ============

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of March 31, 2003.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified, resulting in decreased profits. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on wafer supply agreements or noncancelable purchase orders. As of March 31, 2003, the Company's non-cancelable purchase obligations for wafers expected to be delivered within the next six months is $14.9 million.

5. Inventories

The components of inventories are as follows (in thousands):

                                     March 31,    December 31,
                                       2003          2002
                                   ------------  ------------

  Work-in-process................ $      1,519  $      2,577
  Finished goods.................          676         1,553
                                   ------------  ------------
                                  $      2,195  $      4,130
                                   ============  ============

6. Other Acquisition Related Intangible Assets

Other acquisition related intangible assets subject to amortization were as follows (in thousands):

                                                  March 31,    December 31,
                                                    2003          2002
                                                ------------  ------------

  Other purchased intangibles................. $        500  $        500
  Less accumulated amortization...............         (458)         (417)
                                                ------------  ------------
  Other purchased intangibles, net............ $         42  $         83
                                                ============  ============

Amortization expense for other intangible assets was $41,000 for the three months ended March 31, 2003. The unamortized balance for other intangible assets of $42,000 will be fully expensed in the second quarter of 2003.

7. Warranty

Our products are warranted to be free from defect for a period of one year. The Company estimates the costs that may be incurred under its warranty and records a liability for the costs at the time product revenue is recognized. The Company periodically assesses the adequacy of the warranty liability and adjusts such amounts as necessary.

Warranty activity for the three months ended March 31, 2003 was as follows (in thousands):

   Accrued warranty obligations at December 31, 2002. $     608
   Provision for current quarter sales...............       143
   Warranty costs incurred...........................      (242)
                                                       ---------
   Accrued warranty obligations at March 31, 2003.... $     509
                                                       =========

8. Accrued Liabilities

The components of accrued liabilities are as follows (in thousands):

                                     March 31,    December 31,
                                       2003          2002
                                   ------------  ------------

  Accrued royalties.............. $     12,169  $     11,815
  Accrued other liabilities......        3,850         1,812
                                   ------------  ------------
                                  $     16,019  $     13,627
                                   ============  ============

9. Provision for Income Taxes

Income tax expense was $41,000 and $24,000 for the three months ended March 31, 2003 and 2002, respectively. The provision for income taxes for the three months ended March 31, 2003 and 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company's loss position, a full valuation allowance has been established to reserve the Company's deferred tax assets, consisting primarily of net operating loss carryforwards.

10. Net Loss Per Share and Comprehensive Net Loss

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                              Three Months Ended
                                                  March 31,
                                            --------------------
                                               2003       2002
                                            ---------  ---------
  Net loss................................ $  (2,960) $ (10,126)
                                            =========  =========
  Basic and diluted:
  Weighted average shares of common
   stock outstanding......................    35,279     34,571
  Less weighted average shares
   subject to repurchase..................       (44)      (277)
                                            ---------  ---------
  Weighted average shares used to compute
   basic and diluted net loss per share...    35,235     34,294
                                            =========  =========

  Basic and diluted net loss per share.... $   (0.08) $   (0.30)
                                            =========  =========

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options, warrants and shares subject to repurchase of approximately 13,156,000 and 6,379,000 shares of common stock have been excluded for the three months ended March 31, 2003 and 2002, respectively.

The components of comprehensive net loss were as follows (in thousands):

                                           Three Months Ended
                                             March 31,
                                         --------------------
                                            2003       2002
                                         ---------  ---------
Net loss............................... $  (2,960) $ (10,126)

Change in unrealized gain on
  available-for-sale investments.......        (1)       (44)
                                         ---------  ---------
   Total comprehensive loss............ $  (2,961) $ (10,170)
                                         =========  =========

11. Business Segment Information and Customer Concentration

Through March 31, 2003, the Company's revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

                                           Three Months Ended
                                             March 31,
                                         --------------------
                                            2003       2002
                                         ---------  ---------
Sumitomo Electric Industries...........        41%        60%
NEC....................................        42%        27%

The following is a summary of net revenues by major geographic area (in thousands):

                                     Three Months Ended
                                           March 31,
                                   --------------------
                                     2003       2002
                                   ---------  ---------
     Japan....................... $  23,241     19,799
     North America...............     3,219      2,627
     Asia -- excluding Japan.....       756        137
     All other...................       613         43
                                   ---------  ---------
     Total....................... $  27,829  $  22,606
                                   =========  =========

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

The Company sold $887,000 of products to Broadxent, Inc. during the three months ended March 31, 2002. There were no sales to Broadxent, Inc. during the three months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 21, 2003. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

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

We provide semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies' communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and Voice over Packet semiconductor products, which include the CopperFlite CO, CopperFlite CPE, Palladia, and Entropia families of products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2003 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 21, 2003.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Net Revenues. Our net revenues for the three months ended March 31, 2003 were $27.8 million compared to $22.6 million for the three months ended March 31, 2002, an increase of $5.2 million or a 23%. The increase in revenues primarily reflects an increase in unit volume shipments of our DSL products partially offset by a decline in the average selling prices of our products. Revenues from our DSL products accounted for $27.2 million or 98% of net revenues for the three months ended March 31, 2003, as compared to $21.2 million or 94% of net revenues for the three months ended March 31, 2002. Revenues from Voice over Packet products accounted for $464,000 of revenues in the first three months of 2003 as compared to $848,000 in the first three months of 2002, or approximately 2% and 4% of net revenues, respectively. We anticipate that revenues from our DSL products will continue to account for greater than 90% of our net revenues for the balance of 2003.

Our major customers for the three months ended March 31, 2003, were NEC and Sumitomo Electric Industries ("Sumitomo") who represented 42% and 41% of net revenues, respectively. For the three months ended March 31, 2002, NEC and Sumitomo represented 27% and 60% of net revenues, respectively. Net revenues to international customers, who were primarily located in Japan, comprised 88% of our net revenues for each of the three-month periods ended March 31, 2003 and 2002.

Cost of Revenues and Gross Profit. Cost of revenues was $14.3 million for the three months ended March 31, 2003 resulting in a gross profit of $13.6 million or a gross margin of 49%. This compares to a gross profit of $10.5 million or a gross margin of 47% for the three months ended March 31, 2002. The increase in gross profit and gross margin was primarily due to product mix. Our gross margins in the future may be affected be competitive pricing strategies, product mix, and the future introduction of certain lower margin products.

Research and Development Expenses. Research and development expenditures decreased by approximately $2.0 million, or 15%, to $11.6 million for the three months ended March 31, 2003 as compared to $13.6 million for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the amortization of deferred compensation, a decrease in software tool expense, and a decrease in salaries and related costs due to fewer employees.

Sales and Marketing Expenses. Sales and marketing expenditures decreased by approximately $2.1 million, or 43%, to $2.8 million for the three months ended March 31, 2003 as compared to $4.9 million for the three months ended March 31, 2002. The decrease was due primarily to a decrease in the amortization of deferred compensation, a decrease in customer evaluation board costs, a decrease in sales commissions, and a decrease in salaries and related costs.

General and Administrative Expenses. General and administrative expenditures decreased by approximately $700,000, or 22%, to $2.4 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002. This decrease was primarily due to a decrease in the amortization of deferred compensation, a decrease in legal expense and decreases in salaries and related costs, offset by higher business insurance expense.

Amortization of Deferred Compensation. Stock-based compensation expense, which is allocated among the above expense categories, was $301,000 in the three months ended March 31, 2003 as compared to $2.1 million in the three months ended March 31, 2002, a decrease of $1.8 million. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards' expected life. As required by APB 25, we record an adjustment to equity-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles was $42,000 for each of the three-month periods ended March 31, 2003 and 2002. The unamortized balance of $42,000 at March 31, 2003 will be fully expensed in the second quarter of 2003.

Interest Income, net. Interest income, net, was $324,000 for the three months ended March 31, 2003 as compared to $510,000 for the three months ended March 31, 2002, a decrease of $186,000 or 36%. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short- term investment portfolio and lower average invested balances.

Provision for Income Taxes. Income tax expense was $41,000 and $24,000 for the three months ended March 31, 2003 and 2002, respectively. The provision for income taxes for the three months ended March 31, 2003 and 2002 relates to current taxes payable for the Company's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company's loss position, a full valuation allowance has been established to reserve the Company's deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 2003, we had $99.5 million in cash, cash equivalents and short-term investments as compared to $102.0 million at December 31, 2002.

Cash and cash equivalents decreased to $85.2 million at March 31, 2003 from $93.5 million at December 31, 2002. Operating activities for the three months ended March 31, 2003 used $1.8 million in cash. The net cash used in operating activities was primarily the result of our net loss of $3.0 million, an increase in our accounts receivable of $4.0 million and a decrease in accounts payable of $1.1 million offset by non-cash charges of $1.7 million for depreciation and amortization expense and $301,000 for the amortization of deferred compensation, a decrease of $1.9 million in inventories, and increases in accrued liabilities of $2.4 million.

For the three months ended March 31, 2003, net cash used by investing activities was $6.3 million. Net cash used by investing activities related to net purchases of short-term investments of $5.8 million and purchases of property and equipment of $525,000, principally related to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash used by financing activities was $142,000 for the three month periods ended March 31, 2003. Net cash used by financing activities consisted of principal payments on capital lease obligations of $210,000 offset by net proceeds of $68,000 from employee stock plans.

Our principal source of liquidity as of March 31, 2003 consisted of $99.5 million of cash and cash equivalents, and short-term investments. We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the levels of demand for our products.

If we are able to sustain our current business plan and general economic conditions stabilize, we anticipate achieving profitability on a quarterly basis in the second half of 2003. We believe our revenue forecast and the steps we have taken to reduce spending will allow us to achieve that objective. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2003. These cash flow and profitability expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-Q and on our Form 10-K/A, filed with the Securities and Exchange Commission on April 21, 2003. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed and the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $3.0 million for the three months ended March 31, 2003 and $33.1 million and $19.7 million for the years ended December 31, 2002 and 2001, respectively.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 84% of net revenues for the three months ended March 31, 2003 and 86% of net revenues for the year ended December 31, 2002. Any slowdown in the demand for our customers' equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three months ended March 31, 2003 and for the year ended December 31, 2002, 86% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the three months ended March 31, 2003 were NEC and Sumitomo, accounting for 42% and 41% of our net revenues. For the year ended December 31, 2002, NEC and Sumitomo accounted for 45% and 41% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

If we fail to realize forecasted sales for a particular period, our stock price could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which could cause our business and results to suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our investments were in money market funds and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $119,000 decrease in the fair value of our available-for-sale securities as of March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There have been no significant changes in our internal controls, or in other factors that could significantly affect those internal controls, subsequent to the date the Chief Executive Officer and Principal Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Our Audit Committee pre-approved all non-audit services performed by Ernst & Young LLP, our independent auditors, during the first quarter of 2003. The pre-approved services relate to tax compliance, tax consulting, and other technical, financial reporting and compliance services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.35. Offer letter between the Registrant and Tony Shakib dated March 24, 2003

10.36. Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003

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

Dated: May 7, 2003

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Darrel Slack
 Darrel Slack
Vice President and Chief Financial Officer