Form 10-Q
period 2003-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2003-08-08
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

On July 17, 2003, approximately 36,595,400 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$59,334	$93,513
Short-term investments	39,851	8,489
Accounts receivable - net of allowance for doubtful accounts of $122 at June 30, 2003 and $160 at December 31, 2002	18,256	2,864
Inventories	4,001	4,130
Other current assets	4,145	2,622

Total current assets	125,587	111,618
Property and equipment, net	8,188	10,389
Other intangible assets, net	—	83
Other assets	487	349

Total assets	$134,262	$122,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,420	$8,485
Accrued payroll & related expenses	4,321	3,991
Accrued liabilities	15,268	13,409
Deferred revenue	2,466	218
Accrued taxes	229	192
Capital leases - current portion	960	1,528

Total current liabilities	35,664	27,823
Capital leases - long-term portion	—	525
Other liabilities	213	268
Commitments and contingencies
Stockholders’ equity:
Common stock	37	35
Additional paid in capital	235,612	228,847
Accumulated other comprehensive income	37	8
Deferred compensation	(1,096)	(2,333)
Accumulated deficit	(136,205)	(132,734)

Total stockholders’ equity	98,385	93,823

Total liabilities and stockholders’ equity	$134,262	$122,439

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$33,928	$34,413	$61,757	$57,019
Cost of revenues	17,870	21,283	32,146	33,349

Gross profit	16,058	13,130	29,611	23,670

Operating expenses:
Research and development	11,294	14,360	22,879	27,969
Sales and marketing	3,192	4,107	5,981	9,005
General and administrative	2,264	2,501	4,644	5,544
Amortization of other acquisition - related intangibles	41	41	83	83

Total operating expenses	16,791	21,009	33,587	42,601

Operating loss	(733)	(7,879)	(3,976)	(18,931)
Interest income, net	247	502	571	1,012
Gain on non-current investment	—	—	—	440

Loss before provision for income taxes	(486)	(7,377)	(3,405)	(17,479)
Provision for income taxes	(25)	(27)	(66)	(51)

Net loss	$(511)	$(7,404)	$(3,471)	$(17,530)

Basic and diluted net loss per share	$(0.01)	$(0.21)	$(0.10)	$(0.51)

Weighted average shares used to compute basic and diluted net loss per share	35,819	34,538	35,527	34,416

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(3,471)	$(17,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,284	3,305
Stock based compensation expense	677	3,510
Loss on retirements of property and equipment	18	—
Amortization of other acquisition-related intangibles	83	83
Gain on non-current investment	—	(440)
Changes in operating assets and liabilities:
Accounts receivable	(15,392)	(2,485)
Inventories	129	3,933
Other current assets	(1,523)	(626)
Other assets	(138)	(108)
Accounts payable	3,935	(872)
Accrued payroll and related expenses	330	1,004
Deferred revenue	2,248	491
Accrued liabilities	1,896	3,752
Other liabilities	(55)	46

Net cash used in operating activities	(7,979)	(5,937)
INVESTING ACTIVITIES
Purchases of short-term investments	(38,871)	(6,456)
Sales and maturities of short-term investments	7,538	16,122
Purchases of property and equipment	(1,101)	(2,911)
Proceeds from sale of non-current investment	—	440

Net cash provided by (used in) investing activities	(32,434)	7,195
FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,093)	—
Principal payments on long term debt obligations	—	(264)
Proceeds from issuance of common stock, net of repurchases	6,470	1,408
Proceeds from shareholder	857	—

Net cash provided by financing activities	6,234	1,144

Net increase (decrease) in cash and cash equivalents	(34,179)	2,402
Cash and cash equivalents at beginning of period	93,513	93,724

Cash and cash equivalents at end of period	$59,334	$96,126

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2003

1. Description of Business

The Company

Centillium Communications, Inc. (“Centillium” or the “Company”) was incorporated in California on February 21, 1997. The Company provides semiconductor products that enable broadband communications. Our products are used in telecommunications equipment targeting the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets.

We provide semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements herein are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated cash flows for the six months ended June 30, 2003 and 2002. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The unaudited condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and financial information normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 21, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates the estimates and assumptions related to the allowances for doubtful accounts, sales returns and allowances, inventory valuation, warranty reserves, impairment of long-lived assets, deferred income tax asset valuation allowances and other contingencies. The Company bases the estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain prior year balance sheet and cash flow balances have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

At the November 2002 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 will be effective for arrangements entered into after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods beginning after June 15, 2002 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after January 31, 2003. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Stock-based Compensation

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25) and elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, ”Accounting for Stock Based Compensation-Transition and Disclosure”.

Had compensation expense for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(511)	$(7,404)	$(3,471)	$(17,530)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	376	1,392	677	3,500
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(6,859)	(26,096)	(14,028)	(31,198)

Pro forma net loss	$(6,994)	$(32,108)	$(16,822)	$(45,228)

Basic and diluted net loss per share - as reported	$(0.01)	$(0.21)	$(0.10)	$(0.51)

Basic and diluted net loss per share - pro forma	$(0.20)	$(0.93)	$(0.47)	$(1.31)

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of June 30, 2003.

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

On June 19, 2003, Credit Suisse First Boston Corporation and approximately 12 of its clients, including Centillium, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Centillium violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Centillium has not responded to the complaint. Although we believe this lawsuit against Centillium is without merit, no assurance can be given about its outcome, and an unfavorable outcome could have a material adverse effect on Centillium’s operating results.

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of June 30, 2003, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next six months, is $26.7 million.

5. Balance Sheet Information

Inventories:

The components of inventories are as follows (in thousands):

	June 30, 2003	December 31, 2002
Work-in-process	$2,712	$2,577
Finished goods	1,289	1,553

	$4,001	$4,130

Accrued Liabilities:

The components of accrued liabilities are as follows (in thousands):

	June 30, 2003	December 31, 2002
Accrued royalties	$12,750	$11,815
Accrued other liabilities	2,518	1,594

	$15,268	$13,409

Warranty:

Warranty activity for the six months ended June 30, 2003 was as follows (in thousands):

2003
Balances at beginning of period	$608
Provision for current period sales	218
Warranty costs incurred	(287)

Balances at end of period	$539

Other acquisition related intangible assets subject to amortization were as follows (in thousands):

	June 30, 2003	December 31, 2002
Other purchased intangibles	$500	$500
Less accumulated amortization	(500)	(417)

Other purchased intangibles, net	$—	$83

6. Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2003 and 2002 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share and Comprehensive Net Loss

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(511)	$(7,404)	$(3,471)	$(17,530)

Basic and diluted:
Weighted average shares of common stock outstanding	35,833	34,706	35,578	34,637
Less weighted average shares subject to repurchase	(14)	(168)	(51)	(221)

Weighted average shares used to compute basic and diluted net loss per share	35,819	34,538	35,527	34,416

Basic and diluted net loss per share	$(0.01)	$(0.21)	$(0.10)	$(0.51)

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options and warrants to purchase approximately 12,084,224 and 12,158,188 shares of common stock have been excluded for the three and six months ended June 30, 2003 and 2002, respectively.

The components of comprehensive net loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(511)	$(7,404)	$(3,471)	$(17,530)
Change in unrealized gain on available-for-sale investments	30	17	29	61

Total comprehensive loss	$(481)	$(7,387)	$(3,442)	$(17,469)

8. Business Segment Information and Customer Concentration

Through June 30, 2003, the Company’s revenues have been derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells its products to broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sumitomo Electric Industries	31%	44%	36%	50%
NEC	56%	42%	50%	36%

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Japan	$29,500	$29,394	$52,733	$49,194
United States	1,868	3,178	5,086	5,805
Asia—Excluding Japan	2,235	1,818	3,245	1,975
All other	325	23	693	45

Total	$33,928	$34,413	$61,757	$57,019

9. Related Party Transactions

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

The Company sold $1,123,000 and $2,010, 000 of products to Broadxent, Inc. during the three and six months ended June 30, 2002, respectively. There were no sales to Broadxent, Inc. during 2003.

During the quarter ended June 30, 2003, a shareholder sold shares of Centillium stock in a transaction deemed to be a short-swing sale. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profit realized from the stock sale in the amount of approximately $857,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid in capital in its financial statements. Proceeds from this sale did not effect the Company’s condensed consolidated statement of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our discussion contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will”. Investors are cautioned that all forward-looking statements involve risks and uncertainties and those actual results could be materially different from those discussed in this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The section entitled “Risk Factors” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

Overview

Founded in 1997, Centillium Communications, Inc (“Centillium” or the “Company”) provides semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and Voice over Packet semiconductor products, which include the CopperFlite, Palladia and Entropia families of products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2003 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 21, 2003.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net revenues	100%	100%	100%	100%
Cost of revenues	53	62	52	58

Gross profit	47	38	48	42

Operating expenses:
Research and development	33	42	37	49
Sales and marketing	9	12	10	16
General and administrative	7	7	8	10
Amortization of other acquisition-related intangibles	—	—	—	—

Total operating expenses	49	61	55	75

Operating loss	(2)	(23)	(7)	(33)
Interest income, net	1	1	1	2
Gain on non-current investment	—	—	—	1
Provision for income taxes	—	—	—	—

Net loss	(1)%	(22)%	(6)%	(30)%

Net Revenues. Net revenues for the three months ended June 30, 2003 were $33.9 million compared to $34.4 million for the three months ended June 30, 2002, a decrease of $485,000 or 1%. This decrease in net revenues resulted primarily from a 21% decline in the average selling price of our DSL products offset by a 21% increase in the total unit volume shipments of our DSL products in the second quarter of 2003 as compared to the same period in 2002.

Net revenues for the six months ended June 30, 2003 were $61.8 million compared to $57.0 million for the six months ended June 30, 2002, an increase of $4.8 million or 8%. The increase in net revenues for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002 primarily reflects a change in product mix of our DSL products and a 51% increase in total unit shipments of our DSL products offset by a 20% decrease in the average selling price of our DSL products.

Revenue from our DSL products accounted for $33.4 million or 98% of net revenues for the three months ended June 30, 2003, as compared to $33.6 million or 98% of net revenues for the three months ended June 30, 2002. DSL revenues during the six months ended June 30, 2003 accounted for $60.6 million or 98% of net revenues as compared to $55.4 million or 97% of net revenues for the six months ended June 30, 2002. Revenues from Voice over Packet products accounted for $448,000 of revenues in the three months ended June 30, 2003 as compared to $719,000 for the three months ended June 30, 2002, or approximately 1% and 2% of net revenues, respectively. Voice over Packet revenues accounted for $913,000 of revenues in the six months ended June 30, 2003 as compared to $1.6 million for the six months ended June 30, 2002, or approximately 1% and 3% of net revenues, respectively. We anticipate that revenues from our DSL products will continue to account for greater than 90% of our net revenues for the balance of 2003.

The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sumitomo Electric Industries	31%	44%	36%	50%
NEC	56%	42%	50%	36%

Net revenues to international customers, who were primarily located in Japan, comprised 95% and 91% of our net revenues for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, net revenues to international customers accounted for 92% and 90% of net revenues, respectively.

Cost of Revenues and Gross Profit. Cost of revenues includes the cost of the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance, and internal manufacturing and operations functions. Cost of revenues was $17.9 million and $21.3 million for the three months ended June 30, 2003 and 2002, resulting in a gross profit of $16.1 million and $13.1 million or a gross profit margin of 47% and 38%, respectively. Cost of revenues was $32.1 million and $33.3 million for the six months ended June 30, 2003 and 2002, resulting in a gross profit of $29.6 million and $23.7 million or a gross margin of 48% and 42%, respectively. The increase in gross profit and gross profit margin resulted primarily from the write off of inventory in the second quarter of 2002, reduced manufacturing costs and product mix. Our gross profit margins in the future may be affected by competitive pricing strategies, product mix, fluctuation in silicon wafer costs and the fluctuation on manufacturing yields.

Research and Development Expenses. Research and development expense consists primarily of salaries and related personnel costs of employees engaged in research, design and development activities, fees paid to consultants and outside service providers, prototype costs, amortization of deferred compensation, software licensing and maintenance costs, and depreciation associated with software design tools and equipment. Research and development expenditures decreased by approximately $3.1 million, or 21%, to $11.3 million for the three months ended June 30, 2003 as compared to $14.4 million for the three months ended June 30, 2002. Research and development expenses decreased by approximately $5.1 million, or 18%, to $22.9 million for the six months ended June 30, 2003 as compared to $28.0 million for the six months ended June 30, 2002. These decreases were primarily due to decreases in the amortization of deferred compensation, software tool expense, and salaries and related costs due to fewer employees, partially offset by higher consulting expense, equipment rental expense and employee performance bonus expense.

Sales and Marketing Expenses. Sales and marketing expense consists primarily of personnel-related expenses, amortization of deferred compensation, costs associated with promotional and marketing efforts, and travel expenses. Sales and marketing expenditures decreased by approximately $915,000, or 22%, to $3.2 million for the three months ended June 30, 2003 as compared to $4.1 million for the three months ended June 30, 2002. Spending on sales and marketing decreased by approximately $3.0 million, or 34%, to $6.0 million for the six months ended June 30, 2003 as compared to $9.0 million for the six months ended June 30, 2002. The decrease was due primarily to a decrease in the amortization of deferred compensation, and a decrease in salaries and related costs, partially offset by higher commission expense for the internal sales force, consulting and public relations expenses.

General and Administrative Expenses. General and administrative expense consists primarily of personnel-related expenses, amortization of deferred compensation, legal and professional fees, and other corporate expenses. General and administrative expenditures decreased by approximately $237,000, or 9%, to $2.3 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002. General and administrative expenses decreased by approximately $900,000, or 16%, to $4.6 million for the six months ended June 30, 2003 from $5.5 million for the six months ended June 30, 2002. This decrease was primarily due to a decrease in the amortization of deferred compensation, a decrease in training and recruiting expense and decreases in salaries and related costs, partially offset by higher employee bonus expense.

Stock-Based Compensation Expense. Stock-based compensation expense, which is allocated among the above expense categories, was $376,000 and $677,000 in the three and six months ended June 30, 2003 as compared to $1.4 million and $3.5 million in the three and six months ended June 30, 2002, a decrease of $1.0 million and $2.8 million, respectively. These decreases are primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life. As required by APB 25, we record an adjustment to equity-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Amortization of Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles was $41,000 and $83,000 in each of the three and six months ended June 30, 2003 and 2002, respectively. No unamortized balance remains as of June 30, 2003.

Interest Income, Net. Interest income, net, was $247,000 and $571,000 for the three and six month periods ended June 30, 2003 as compared to $502,000 and $1,012,000 for the three and six months ended June 30, 2002, a decrease of $255,000 and $441,000 or 51% and 44%, respectively. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $25,000 and $27,000 for the three months ended June 30, 2003 and 2002, respectively, and $66,000 and $51,000 for the six months ended June 30, 2003 and 2002, respectively. The provisions for income taxes relate to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 2003, we had $99.2 million in cash, cash equivalents and short-term investments as compared to $102.0 million at December 31, 2002. Cash and cash equivalents decreased to $59.3 million at June 30, 2003 from $93.5 million at December 31, 2002 primarily as a result of the purchase of short-term investments.

Operating activities for the six months ended June 30, 2003 used $8.0 million in cash. The net cash used in operating activities was primarily the result of our net loss of $3.5 million, an increase in our accounts receivable of $15.4 million, and an increase in other current assets of $1.5 million partially offset by non-cash charges of $3.3 million for depreciation and amortization and $677,000 for stock based compensation, an increase in accounts payable of $3.9 million, an increase in deferred revenue of $2.2 million, and an increase in accrued liabilities of $1.9 million. Increases to both accounts payable and accounts receivable were the result of the timing of the receipt of inventories from our manufacturing partners and subsequent shipment of the products to our customers in the last month of the quarter. Deferred revenue increased due to the shipment of our Maximus product during the second quarter for which we are obligated to deliver an upgrade expected to be available in the third quarter of 2003.

For the six months ended June 30, 2003, net cash used by investing activities was $32.4 million. Net cash used by investing activities related to net purchases of short-term investments of $38.9 million and purchases of property and equipment of $1.1 million, partially offset by sales and maturities of short-term investments of $7.5 million. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash provided by financing activities was $6.2 million for the six months ended June 30, 2003. Net cash provided by financing activities consisted of net proceeds of $6.5 million from the issuance of common stock under employee stock plans and approximately $857,000 in proceeds from a shareholder partially offset by principal payments on capital lease obligations of $1.1 million. During the quarter ended June 30, 2003, a shareholder sold shares of Centillium stock in a transaction deemed to be a short-swing sale. Under Section 16(b) of the Securities and Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale. Proceeds from this sale did not effect the Company’s condensed consolidated statement of operations.

Due to the significant increase in our stock price, we received approximately $5.8 million from the exercise of stock options during the six months ended June 30, 2003 as compared to $601,000 for the six months ended June 30, 2002, as significantly more options, with higher exercise prices, were exercised by our employees.

During the past two fiscal quarters, we reduced our capital expenditures and implemented a number of expense reduction initiatives to improve our operating cost structure. However, we expect that the capital expenditure in the second half of fiscal 2003 will rise to support new product research and development activities.

Our principal source of liquidity as of June 30, 2003 consisted of $99.2 million of cash and cash equivalents and short-term investments. We believe our current cash, cash equivalents and marketable securities together with our anticipated cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including but not limited to, the levels of demand for our products and other risks listed in the “Risk Factor” section.

Our principal commitments as of June 30, 2003 consist of obligations under operating leases, a capital lease, royalty agreements and non-cancelable purchase obligations. Significant contractual obligations and commercial commitments as of June 30, 2003 are shown in the table below (in thousands):

	Total	Less than 1 Year	1 - 3 Years	After 3 Years

Operating leases - facilities	$3,292	$975	$2,177	$140
Capital leases - software	1,427	899	528	—
Operating leases - software	5,307	1,527	3,780	—
Inventory purchases	26,659	26,659	—	—

Total cash obligations	$36,685	$30,060	$6,485	$140

If we are able to sustain our current business plan and general economic conditions stabilize, we anticipate achieving profitability on a quarterly basis in the second half of 2003. We believe our revenue forecast and the steps we have taken to reduce spending will allow us to achieve that objective. Our profitability expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow, and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

On July 29, 2003, Centillium announced the filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration and potential issuance of up to $90 million of Centillium securities. The securities covered by the universal shelf, which may include common stock, preferred stock, warrants or debt securities, are being registered on a delayed basis because Centillium does not intend to sell securities immediately upon the effectiveness of the registration statement. The actual amount and type of securities, or combination of securities, to be issued and the terms of those securities, will be determined at the time of sale, if such sale occurs.

At the time any of the securities covered by the registration statement are offered for sale, a prospectus supplement will be provided containing specific information about the terms of any such offering. Centillium currently anticipates that the net proceeds from any sale of the shares will be used for general corporate purposes, including the investment in and development of new products, capital expenditures and acquisitions. However, Centillium currently has no commitments or agreements for any specific acquisitions or investments that require additional capital.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $3.5 million for the six months ended June 30, 2003, and $33.3 million and $19.7 million for the years ended December 31, 2002 and 2001, respectively.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 87% and 85% of net revenues for the three and six months ended June 30, 2003, compared to 85% and 86% of net revenues for the three and six months ended June 30, 2002. Any slowdown in the demand for our customers’ equipment in Japan may cause our revenues to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three and six months ended June 30, 2003, 94% and 91%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the six month period ended June 30, 2003 were NEC and Sumitomo, accounting for 50% and 36% of our net revenues. For the year ended December 31, 2002, NEC and Sumitomo accounted for 45% and 41% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

Any of our sole source suppliers may:

•	enter into exclusive arrangements with our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be subject to production disruptions such as earthquakes.

WE MAY EXPERIENCE DIFFICULTIES IN TRANSITIONING TO SMALLER GEOMETRY PROCESS TECHNOLOGIES OR IN ACHIEVING HIGHER LEVELS OF DESIGN INTEGRATION AND THAT MAY RESULT IN REDUCED MANUFACTURING YIELDS, DELAYS IN PRODUCT DELIVERIES AND INCREASED EXPENSES.

In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign some products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed some of our products to be manufactured in .35 micron, ..25 micron, .18 micron and .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our foundry relationships. If our foundries or we experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

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

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2003, all of our investments were in money market funds and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $364,000 decrease in the fair value of our available-for-sale securities as of June 30, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this

Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 19, 2003, Credit Suisse First Boston Corporation and approximately 12 of its clients, including Centillium, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint asserts wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. Among other things, the complaint alleges that Centillium violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Centillium has not responded to the complaint. Although we believe this lawsuit against Centillium is without merit, no assurance can be given about its outcome, and an unfavorable outcome could have a material adverse effect on Centillium’s operating results.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 11, 2003. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

Proposal 1. To elect the following nominees as directors for a three-year term ending in 2006:

Election of Directors	Votes For	Votes Withheld
Faraj Aalaei	25,181,407	3,958,370
Jere Drummond	29,112,565	27,212
Shahin Hedayat	25,183,277	3,956,500

Proposal 2. To ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003:

For	Against	Abstain
28,573,291	556,671	9,815

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Faraj Aalaei, Chief Executive Officer and Co-Founder pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Darrel Slack, Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Certification of Faraj Aalaei, Chief Executive Officer and Co-Founder of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Certification of Darrel Slack, Vice President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed or furnished the following current reports on Form 8-K during the quarter ended June 30, 2003:

(i) Form 8-K furnished on April 30, 2003 reporting first quarter earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC.
(Registrant)

Dated: August 8, 2003	By:	/s/ DARREL SLACK
Darrel Slack Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)