Form 10-Q
period 2003-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2003-11-07
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

On October 21, 2003, approximately 37,615,375 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$71,031	$93,513
Short-term investments	34,778	8,489
Accounts receivable - net of allowance for doubtful accounts of $108 at September 30, 2003 and $160 at December 31, 2002	8,320	2,864
Inventories	14,499	4,130
Other current assets	4,431	2,622

Total current assets	133,059	111,618
Property and equipment, net	7,980	10,389
Other assets	501	432

Total assets	$141,540	$122,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,627	$8,485
Accrued payroll & related expenses	4,381	3,991
Accrued liabilities	15,827	13,409
Deferred revenue	889	218
Accrued taxes	227	192
Capital leases - current portion	520	1,528

Total current liabilities	36,471	27,823
Capital leases - long-term portion	—	525
Other liabilities	185	268
Commitments and contingencies

Stockholders’ equity:
Common stock	38	35
Additional paid-in capital	241,316	228,847
Accumulated other comprehensive income	27	8
Deferred compensation	(674)	(2,333)
Accumulated deficit	(135,823)	(132,734)

Total stockholders’ equity	104,884	93,823

Total liabilities and stockholders’ equity	$141,540	$122,439

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$37,498	$23,264	$99,255	$80,283
Cost of revenues	20,706	12,549	52,852	45,898

Gross profit	16,792	10,715	46,403	34,385

Operating expenses:
Research and development	11,117	11,343	33,996	39,312
Sales and marketing	2,874	2,943	8,855	11,948
General and administrative	2,675	2,202	7,319	7,746
Amortization of other acquisition - related intangibles	—	42	83	125

Total operating expenses	16,666	16,530	50,253	59,131

Operating income (loss)	126	(5,815)	(3,850)	(24,746)
Interest income, net	280	443	851	1,455
Gain on non-current investment	—	—	—	440

Income (loss) before provision for income taxes	406	(5,372)	(2,999)	(22,851)
Provision for income taxes	24	6	90	57

Net income (loss)	$382	$(5,378)	$(3,089)	$(22,908)

Basic earnings (loss) per share	$0.01	$(0.15)	$(0.09)	$(0.66)

Diluted earnings (loss) per share	$0.01	$(0.15)	$(0.09)	$(0.66)

Common shares outstanding	36,972	34,765	36,009	34,533

Common shares outstanding - assuming dilution	41,099	34,765	36,009	34,533

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities
Net loss	$(3,089)	$(22,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,717	5,246
Stock based compensation expense	1,058	2,691
Loss on retirements of property and equipment	19	24
Amortization of other acquisition-related intangibles	83	125
Gain on non-current investment	—	(440)
Changes in operating assets and liabilities:
Accounts receivable	(5,456)	(3,164)
Inventories	(10,369)	4,491
Other current assets	(1,809)	(399)
Other assets	(152)	(96)
Accounts payable	6,142	989
Accrued payroll and related expenses	390	330
Deferred revenue	671	170
Accrued liabilities	2,453	2,721
Other liabilities	(83)	260

Net cash used in operating activities	(5,425)	(9,960)

Investing activities
Purchases of short-term investments	(51,508)	(8,981)
Sales and maturities of short-term investments	25,238	18,599
Purchases of property and equipment	(2,327)	(4,866)
Proceeds from sale of non-current investment	—	440

Net cash provided by (used in) investing activities	(28,597)	5,192

Financing activities
Principal payments on capital lease obligations	(1,533)	—
Principal payments on long term debt obligations	—	(264)
Proceeds from issuance of common stock, net of repurchases	12,216	1,441
Proceeds from shareholder	857	—

Net cash provided by financing activities	11,540	1,177

Net decrease in cash and cash equivalents	(22,482)	(3,591)
Cash and cash equivalents at beginning of period	93,513	93,724

Cash and cash equivalents at end of period	$71,031	$90,133

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2003

1. Description of Business

The Company

Centillium Communications, Inc. (“Centillium” or the “Company”) was incorporated in California on February 21, 1997. The Company provides semiconductor products that enable broadband communications. Our products are used in telecommunications equipment targeting the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets.

We provide semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the VoP markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements herein are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

At the November 2002 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 was effective for arrangements entered into in periods commencing after June 15, 2003, or it could be adopted retroactively. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the consolidation and financial reporting of variable interest entities. FIN No. 46 is effective for financial statements of interim or annual periods ending after December 15, 2003 for variable interest entities created before February 1, 2003, or immediately for variable interest entities created after January 31, 2003. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Stock-based Compensation

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25) and elected the disclosure-only alternative under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”.

Had compensation expense for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$382	$(5,378)	$(3,089)	$(22,908)
Add: Stock-based employee compensation expense (recovery) included in reported net income (loss), net of related tax effects	381	(809)	1,058	2,691
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(5,502)	(13,873)	(19,530)	(45,071)

Pro forma net loss	$(4,739)	$(20,060)	$(21,561)	$(65,288)

Basic and diluted net earnings (loss) per share - as reported	$0.01	$(0.15)	$(0.09)	$(0.66)

Basic and diluted net loss per share - pro forma	$(0.13)	$(0.58)	$(0.60)	$(1.89)

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of September 30, 2003.

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

On June 19, 2003, Credit Suisse First Boston Corporation and approximately 12 of its clients, including Centillium, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint asserted wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. In October 2003, Centillium was dropped as a defendant to this lawsuit.

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of September 30, 2003, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next three months is $10.7 million.

5. Balance Sheet Information

Inventories:

The components of inventories are as follows (in thousands):

	September 30, 2003	December 31, 2002
Work-in-process	$10,123	$2,577
Finished goods	4,376	1,553

	$14,499	$4,130

Accrued Liabilities:

The components of accrued liabilities are as follows (in thousands):

	September 30, 2003	December 31, 2002
Accrued royalties	$12,767	$11,815
Accrued other liabilities	3,060	1,594

	$15,827	$13,409

Warranty:

Warranty activity for the nine months ended September 30, 2003 was as follows (in thousands):

2003
Balances at beginning of period	$608
Provision for current period sales	309
Warranty costs incurred	(371)

Balances at end of period	$546

6. Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2003 and 2002 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Income/Loss Per Share and Comprehensive Net Income/Loss

Basic earnings (loss) per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares result from the assumed exercise of outstanding stock options, by application of the treasury stock method, that have a dilutive effect on earnings per share, and from the assumed conversion of an outstanding warrant if it has a dilutive effect on earnings per share. The following table presents the computation of basic and diluted net earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$382	$(5,378)	(3,089)	$(22,908)

Basic and diluted:
Weighted average shares of common stock outstanding	36,976	34,862	36,030	34,713
Less weighted average shares subject to repurchase	4	97	21	180

Weighted average shares used to compute common shares outstanding	36,972	34,765	36,009	34,533
Add effect of dilutive potential common shares	4,127	—	—	—

Common shares outstanding - assuming dilution	41,099	34,765	36,009	34,533

Basic earnings (loss) per share	0.01	(0.15)	(0.09)	(0.66)

Diluted earnings (loss) per share	$0.01	$(0.15)	(0.09)	$(0.66)

Stock options to purchase approximately 2,700,702 shares for the three month period ended September 30, 2003 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive. As the Company incurred a loss for the nine month period ended September 30, 2003 and for the three and nine month periods ended September 30, 2002, the effect of dilutive securities totaling 11,156,647, 12,456,370 and 10,373,524, respectively, has been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive.

The components of comprehensive net income (loss) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$382	$(5,378)	(3,089)	$(22,908)
Change in unrealized gain on available-for-sale investments	(10)	(6)	19	(67)

Total comprehensive income (loss)	$372	$(5,384)	(3,070)	$(22,975)

8. Business Segment Information and Customer Concentration

Through September 30, 2003, the Company’s revenues have been derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells its products to broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NEC	53%	52%	51%	40%
Sumitomo Electric Industries	31%	27%	34%	44%

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Japan	$31,417	$18,348	$84,150	$67,542
United States	3,575	4,391	8,661	10,196
Asia – Excluding Japan	2,289	252	5,534	2,227
All other	217	273	910	318

Total	$37,498	$23,264	$99,255	$80,283

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

The Company sold $454,000 and $2.5 million of products to Broadxent, Inc. during the three and nine months ended September 30, 2002, respectively. There were no sales to Broadxent, Inc. during 2003.

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

Overview

Founded in 1997, Centillium Communications, Inc (“Centillium” or the “Company”) provides semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Packet markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and Voice over Packet semiconductor products, which include the Maximus, Palladia, CopperFlite and Entropia families of products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2003 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 21, 2003.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net revenues	100%	100%	100%	100%
Cost of revenues	55	54	53	57

Gross profit	45	46	47	43

Operating expenses:
Research and development	30	49	35	49
Sales and marketing	8	13	9	15
General and administrative	7	9	7	10
Amortization of other acquisition-related intangibles	—	—	—	—

Total operating expenses	45	71	51	74

Operating income (loss)	—	(25)	(4)	(31)
Interest income, net	1	2	1	2
Gain on non-current investment	—	—	—	—
Provision for income taxes	—	—	—	—

Net income (loss)	1%	(23)%	(3)%	(29)%

Net Revenues. Net revenues for the three months ended September 30, 2003 were $37.5 million compared to $23.3 million for the three months ended September 30, 2002, an increase of $14.2 million or 61%. This increase in net revenues for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 primarily resulted from an increase in the total unit volume shipments of our DSL products offset by higher sales volume of products with lower average selling prices and a decline in the weighted average selling price of our DSL products.

Net revenues for the nine months ended September 30, 2003 were $99.3 million compared to $80.3 million for the nine months ended September 30, 2002, an increase of $19.0 million or 24%. The increase in net revenues for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002 primarily reflects an increase in total unit shipments of our DSL products offset by higher sales volume of products with lower average selling prices and a decrease in the weighted average selling price of our DSL products.

Revenue from our DSL products accounted for $36.8 million or 98% of net revenues for the three months ended September 30, 2003, as compared to $22.2 million or 95% of net revenues for the three months ended September 30, 2002. DSL revenues during the nine months ended September 30, 2003 accounted for $97.4 million or 98% of net revenues as compared to $77.1 million or 96% of net revenues for the nine months ended September 30, 2002. Revenues from Voice over Packet products accounted for $692,000 of revenues in the three months ended September 30, 2003 as compared to $947,000 for the three months ended September 30, 2002, or approximately 2% and 4% of net revenues, respectively. Voice over Packet revenues accounted for $1.6 million of revenues in the nine months ended September 30, 2003 as compared to $2.5 million for the nine months ended September 30, 2002, or approximately 2% and 3% of net revenues, respectively. We anticipate that revenues from our DSL products will continue to account for greater than 90% of our net revenues for the balance of 2003.

The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NEC	53%	52%	51%	40%
Sumitomo Electric Industries	31%	27%	34%	44%

Net revenues to international customers, who were primarily located in Japan, comprised 90% and 81% of our net revenues for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, net revenues to international customers accounted for 91% and 87% of net revenues, respectively.

Japan’s DSL market is an important part of our business and net new DSL subscribers are a significant driver of consumption for Centillium’s DSL products. The recent lower number of new subscribers in Japan will likely contribute to a decline in near-term quarterly revenue. As such, we anticipate that our fourth quarter 2003 revenues will be significantly lower than the revenues we reported for the third quarter of 2003.

Cost of Revenues and Gross Profit. Cost of revenues includes the cost of the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance, and internal manufacturing and operations functions. Cost of revenues was $20.7 million and $12.5 million for the three months ended September 30, 2003 and 2002, resulting in a gross profit of $16.8 million and $10.7 million and a gross profit margin of 45% and 46%, respectively. The increase in gross profit was due to higher revenue while gross profit margin decreased primarily due to higher manufacturing costs. Cost of revenues was $52.9 million and $45.9 million for the nine months ended September 30, 2003 and 2002, resulting in a gross profit of $46.4 million and $34.4 million and a gross margin of 47% and 43%, respectively. The increase in gross profit was primarily due to higher revenue while the increase in gross profit margin resulted from reduced manufacturing costs and product mix. Our gross profit margins in the future may be affected by competitive pricing strategies, product mix, fluctuation in silicon wafer costs and the fluctuation in manufacturing yields.

Research and Development Expenses. Research and development expense consists primarily of salaries and related personnel costs of employees engaged in research, design and development activities, fees paid to consultants and outside service providers, prototype costs, amortization of deferred compensation, software licensing and maintenance costs, and depreciation associated with software design tools and equipment. Research and development expenditures decreased by approximately $226,000, or 2%, to $11.1 million for the three months ended September 30, 2003 as compared to $11.3 million for the three months ended September 30, 2002. Research and development expenses decreased by approximately $5.3 million, or 14%, to $34.0 million for the nine months ended September 30, 2003 as compared to $39.3 million for the nine months ended September 30, 2002. These decreases were primarily due to decreases in software tool expense, salaries, deferred compensation expense and non-recurring engineering expense, partially offset by higher consulting expense and equipment rental expense.

Sales and Marketing Expenses. Sales and marketing expense consists primarily of personnel-related expenses, amortization of deferred compensation, costs associated with promotional and marketing efforts, and travel expenses. Sales and marketing expenditures remained relatively consistent at $2.9 million for the three months ended September 30, 2003 and 2002. Spending on sales and marketing decreased by approximately $3.1 million, or 26%, to $8.9 million for the nine months ended September 30, 2003 as compared to $11.9 million for the nine months ended September 30, 2002. The decrease was due primarily to a decrease in salaries and related costs, a decrease in commission expense for external sales representatives, partially offset by higher commission expense for the internal sales force, consulting and public relations expenses.

General and Administrative Expenses. General and administrative expense consists primarily of personnel-related expenses, amortization of deferred compensation, legal and professional fees, and other corporate expenses. General and administrative expenditures increased by approximately $473,000, or 21%, to $2.7 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. This increase was primarily due to an increase in compensation expense, and an increase in stock administration expense, partially offset by lower amortization of deferred compensation. General and administrative expenses decreased by approximately $427,000, or 6%, to $7.3 million for the nine months ended September 30, 2003 from $7.7 million for the nine months ended September 30, 2002. This decrease was primarily due to a decrease in the amortization of deferred compensation, a decrease in salaries and related costs and a decrease in legal expenses, partially offset by higher business insurance expense.

Stock-Based Compensation Expense. Stock-based compensation expense, which is allocated among the above expense categories, was $381,000 in the three months ended September 30, 2003 as compared to a credit of $809,000 in the three months ended September 30, 2002. This expense increase of $1.2 million was the result of an adjustment to compensation expense for forfeited options of terminated employees in third quarter of 2002. As required by APB 25, we record an adjustment to equity-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. Stock-based compensation expense was $1.1 million and $2.7 million in the nine months ended September 30, 2003 and 2002, a decrease of $1.6 million, respectively. This decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life.

Amortization of Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles was $83,000 and $125,000 in the nine months ended September 30, 2003 and 2002, respectively. These intangible assets were fully amortized at June 30, 2003.

Interest Income, Net. Interest income, net, was $280,000 and $851,000 for the three and nine month periods ended September 30, 2003 as compared to $443,000 and $1.5 million for the three and nine months ended September 30, 2002, a decrease of $163,000 and $604,000 or 37% and 42%, respectively. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $24,000 and $6,000 for the three months ended September 30, 2003 and 2002, respectively, and $90,000 and $57,000 for the nine months ended September 30, 2003 and 2002, respectively. The provisions for income taxes relate to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Net income (losses). We reported our first quarter of profitability for the three months ended September 30, 2003 but expect to report an operating loss in the fourth quarter of 2003 and for the year then ended.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2003, we had $105.8 million in cash, cash equivalents and short-term investments as compared to $102.0 million at December 31, 2002.

Operating activities for the nine months ended September 30, 2003 used $5.4 million in cash. The net cash used in operating activities was primarily the result of our net loss of $3.1 million, an increase in our accounts receivable of $5.5 million, an increase in inventory of $10.4 million and an increase in other current assets of $1.8 million partially offset by non-cash expenses of $4.7 million for depreciation and amortization and $1.1 million for stock based compensation, an increase in accounts payable of $6.1 million, an increase in accrued liabilities of $2.5 million, and an increase in deferred revenue of $671,000. The increase in accounts receivable is the result of higher sales in the third quarter of 2003 as compared to sales in the fourth quarter of 2002. The increases in accounts payable and inventories were the result of the timing of the receipt of inventories from our manufacturing partners in the last month of the quarter and the build up of inventory in anticipation of customer demand. Deferred revenue increased due to a prepayment from one customer for DSL product to be shipped in the fourth quarter of 2003.

For the nine months ended September 30, 2003, net cash used by investing activities was $28.6 million. Net cash used by investing activities related to purchases of short-term investments of $51.5 million and purchases of property and equipment of $2.3 million, partially offset by sales and maturities of short-term investments of $25.2 million. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash provided by financing activities was $11.5 million for the nine months ended September 30, 2003. Net cash provided by financing activities consisted of net proceeds of $12.2 million from the issuance of common stock under employee stock plans and approximately $857,000 in proceeds from a shareholder partially offset by principal payments on capital lease obligations of $1.5 million.

Due to the significant increase in our stock price, we received approximately $11.5 million from the exercise of stock options during the nine months ended September 30, 2003 as compared to $634,000 for the nine months ended September 30, 2002, as significantly more options, with higher exercise prices, were exercised by our employees.

During the past nine months, we reduced our expenditures and implemented a number of expense reduction initiatives to improve our operating cost structure. However, we expect that the operating expenses in the last quarter of fiscal 2003 to increase to support new product research and development activities.

Our principal source of liquidity as of September 30, 2003 consisted of $105.8 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

Our principal commitments as of September 30, 2003 consist of obligations under operating leases, a capital lease, royalty agreements and non-cancelable purchase obligations. Significant contractual obligations and commercial commitments as of September 30, 2003 are shown in the table below (in thousands):

	Total	Less than 1 Year	1 - 3 Years	After 3 Years
Operating leases - facilities	$2,888	$1,615	$1,227	$46
Capital leases - software	520	520	—	—
Operating leases - software	4,370	2,228	2,142	—
Inventory purchases	10,724	10,724	—	—

Total cash obligations	$18,502	$15,087	$3,369	$46

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

On July 29, 2003, Centillium announced the filing of a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration and potential issuance of up to $90 million of Centillium securities. The securities covered by the universal shelf, which may include common stock, preferred stock, warrants or debt securities, are being registered on a delayed basis because Centillium did not intend to sell securities immediately upon the effectiveness of the registration statement. The actual amount and type of securities, or combination of securities, to be issued and the terms of those securities, will be determined at the time of sale, if such sale occurs.

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

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT MAINTAIN PROFITABILITY.

We reported our first quarter of profitability for the three months ended September 30, 2003 but expect to report an operating loss in the fourth quarter of 2003 and for the year then ended. Since our incorporation, we have reported operating losses in every period prior to the quarter ended September 30, 2003 and have experienced net losses of approximately $3.1 million for the nine months ended September 30, 2003, and $33.3 million and $19.7 million for the years ended December 31, 2002 and 2001, respectively.

WE ANTICIPATE LOWER MARGINS, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor’s product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current product costs.

We have also experienced more aggressive price competition from competitors in market segments in which we are attempting to expand our business. These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 84% and 85% of net revenues for the three and nine months ended September 30, 2003, compared to 79% and 84% of net revenues for the three and nine months ended September 30, 2002. Our sales are dependent on the continuous growth of new DSL subscribers in Japan and slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three and nine months ended September 30, 2003, 90% and 91%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the nine month period ended September 30, 2003 were NEC and Sumitomo, accounting for 51% and 34% of our net revenues. For the year ended December 31,

2002, NEC and Sumitomo accounted for 45% and 41% of our net revenues, respectively. We do not have contractual volume commitments with these customers, but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2003, all of our investments were in money market funds and government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $319,000 decrease in the fair value of our available-for-sale securities as of September 30, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2003, Credit Suisse First Boston Corporation and approximately 12 of its clients, including Centillium, were named as defendants in a securities class action lawsuit filed in United States District Court for the Southern District of Florida. The complaint asserted wrongdoing relating to various initial public offerings in which Credit Suisse First Boston was involved between 1999 and 2001. In October 2003, Centillium was dropped as a defendant to this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1	Certification of Faraj Aalaei, Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Darrel Slack, Vice President and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Faraj Aalaei, Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Darrel Slack, Vice President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

         We filed or furnished the following current reports on Form 8-K during the quarter ended September 30, 2003:

(i)	Form 8-K furnished on July 29, 2003 reporting second quarter earnings

(ii)	Form 8-K furnished on August 15, 2003 announcing the retirement of Shahin Hedayat as President of Centillium Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)

Dated: November 6, 2003	By:	/s/ DARREL SLACK
Darrel Slack Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)