Form 10-K
period 2003-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2004-03-05
CIK 1107194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $277,787,000 based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 13, 2004, approximately 37,900,336 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on June 11, 2004.

CENTILLIUM COMMUNICATIONS, INC.

FORM 10-K

ANNUAL REPORT

Centillium Communications, CopperFlite, Palladia, Entropia, eXtremeDSLMAX, Maximus, and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries.    All rights reserved.

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

PART I

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Centillium Communications, Inc. (Centillium or the Company) provides semiconductor products that enable broadband communications, which is the high-speed networking of data, voice and video signals, for consumers and business enterprises. Our product portfolio includes silicon integrated circuits and associated software that are used in communications equipment for several broadband markets including digital subscriber line (DSL) and Voice over Packet (VoP) applications. We are also developing a new line of broadband semiconductor products for optical access applications, which we plan to introduce in 2004.

Centillium was incorporated in California on February 21, 1997. Our principal executive offices are located at 47211 Lakeview Boulevard, Fremont, CA 94538, and our telephone number at that location is (510) 771-3700. In the second quarter of 2004, we plan to move our principal executive offices to 215 Fourier Avenue, Fremont, CA 94539. Our Internet address is www.centillium.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol “CTLM.”

INDUSTRY ENVIRONMENT

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over networks of media, such as copper wires, fiber optic strands and wireless transmission over radio frequencies. This evolution has been driven by substantial increases in the number of users and new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video and telecommuting. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers and handheld computing devices such as personal digital assistants, portable digital audio players, digital cameras and cellular phones. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today’s broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

STRATEGY

Our objective is to be a leading provider of semiconductor products for equipment manufacturers serving the broadband communications markets. Key elements of our strategy include the following:

Grow and diversify the Company by leveraging our technical expertise to target complementary, high-growth broadband communications markets.    Our strategy is to focus on complementary, high-growth broadband communications markets and to develop products for applications in those markets. Our current products are designed for the DSL central office (CO) infrastructure equipment, DSL customer premises equipment (CPE) and VoP equipment markets. Additionally, we are developing technologies for the optical access market and plan to introduce products for this market in 2004. By targeting complementary markets which share common technologies and customers, we are able to more effectively utilize our existing engineering, sales and marketing resources.

Extend technology leadership.    We have invested substantial resources to establish our technology leadership. We believe we were the first company to deliver integrated asymmetric digital subscriber line (ADSL) infrastructure products for the central office that support multiple ports. We also believe we are the first company to deliver an ADSL technology that enables transmission at rates of up to 50 megabits per second (Mbps). We call this technology eXtremeDSLMAX™ and this 50 megabit technology compares to the predominant worldwide ADSL technology standard which provides up to only 8 Mbps. Furthermore, we believe we are one of the first companies able to provide products that support the new worldwide ADSL2/ADSL2+ standard which enables higher-speed data transmission for consumers and businesses and allows more efficient network management for DSL service providers. An important element of our technological leadership is our programmable digital signal processor and associated processing instructions, or algorithms, which are optimized for high bandwidth communications applications. This core technology can be extended to develop multiple communications products for complementary markets. We intend to continue to invest our resources to extend our technology lead in our current target markets and to leverage this lead to enter complementary broadband communications markets.

Accelerate the geographic diversification of our existing businesses.    In 2003, revenues from customers outside of Japan grew to $26 million from $15 million in 2002. This growth was due primarily to significant improvements in revenues from customers in North America, Taiwan and China. However, in spite of the significant growth in revenues from customers outside of Japan in 2003, our DSL customers in Japan still accounted for 79% of our 2003 revenues. As part of our strategy to accelerate the geographic diversification of our DSL business, in 2004 we plan to significantly increase our investment in the Company’s sales and marketing team outside of Japan. Our goal is to use these increased sales and marketing resources to increase market share by more quickly converting existing design wins into greater revenue and to secure more design wins at key DSL and VoP equipment manufacturers.

Leverage system-level expertise.    Many of our system-level engineers have previous experience as employees of communications equipment manufacturers and are therefore very familiar with the requirements of, and challenges faced by, our customers. We combine this system-level engineering expertise with our expertise in integrated circuit, digital signal processor and software design to develop products that allow our customers to optimize time-to-market, performance and systems cost.

Pursue strategic acquisitions.    Our strategy is to enhance our growth capability by pursuing selective acquisitions. This strategy allows us to more rapidly obtain complementary technologies and engineering talent and to access key markets and customer relationships. In 2003, we filed a shelf registration statement with the Securities and Exchange Commission which allows us to raise up to $90 million dollars of additional capital through the issuance of registered securities. We believe that having the shelf registration statement in place can significantly improve our ability to obtain financing for general purposes and working capital requirements and/or fund possible investments in acquisitions of complimentary businesses, partnerships, minority investments, products or technologies. We believe completing selective acquisitions will be important to remaining competitive as a complete product solutions provider to manufacturers of broadband communications equipment.

TARGET MARKETS AND CENTILLIUM PRODUCTS

We design, develop and supply a portfolio of products for a number of the key applications enabling broadband communications. Currently, our core markets include DSL CO infrastructure products for use in the service provider’s central office, DSL CPE products for use in a DSL subscriber’s home or business and VoP products for use in carrier- and enterprise-class voice gateways and switches. We are developing products which further expand our DSL and VoP product lines, and we are also developing a family of optical access products initially targeting the emerging opportunity for optical infrastructure in the Fiber-To-The-Premises (FTTP) market, which we will introduce in 2004.

Digital Subscriber Line (DSL)

Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use a greater range of frequencies of existing copper telephone lines than traditional telephone services which in turn allows greater bandwidth to send and receive information. DSL speeds range from 128 Kbps up to 50 Mbps depending on the distance between the central office and subscriber. These data rates enable DSL service providers to offer a wide range of new bundled broadband services. DSL continues to be a rapidly growing market that is driving demand for increasing amounts of semiconductor integrated circuits. According to the Dell’Oro Group, the number of worldwide DSL subscribers grew from less than 6 million at the end 2000 to 59 million at the end of 2003 and is projected to reach 150 million by the end of 2006.

Our DSL products are based on a type of DSL technology known as asymmetrical DSL or ADSL. ADSL technology provides substantially faster transmission of data from the network to the end-user than from the end-user to the network. This tradeoff works to the consumer’s advantage in that most users typically download more data from the network than they send to the network. Each of our DSL products consists primarily of two semiconductor devices—a mixed-signal device and a digital device. The mixed-signal chip translates signals between analog and digital formats, and our digital chip incorporates our proprietary software programmable digital signal processor.

DSL Central Office (CO) Infrastructure Products

Our Maximus™ and CopperFlite™ families of DSL infrastructure products are used in various types of communications equipment that aggregate and process data traffic from a substantial number of individual telephone lines for transmission through a data network. Our high performance, tightly-integrated infrastructure chipsets offer high port density coupled with low power consumption. High port density means that a service provider can serve more customers with fewer pieces of equipment, while a low power chipset leads to lower energy and operational costs for the service provider. These features effectively lower costs for service providers.

DSL Customer Premises Equipment (CPE) Products

Our Palladia™ family of products is used in various types of customer premises equipment that process data signals between a regular telephone line and a computer. It enables end-users to simultaneously connect to the Internet at very high data rates while talking on the telephone or sending a fax. Our high performance DSL CPE chipsets enable CPE equipment manufacturers to produce devices with high data throughput. In addition, the integration of various features, small form factor and low power consumption of our Palladia chipsets result in lower production and ownership costs.

Voice over Packet

The increased demand from service providers and enterprises to deliver voice and data communications over a single integrated network has accelerated the trend towards the use of VoP technology. This technology provides the most bandwidth-efficient method of transmitting voice information in discrete packets over the traditional circuit-based infrastructure of the public switched telephone network. The convergence of voice and data traffic over internet networks delivered from a single multi-service network offers a major benefit through this simplified network solution.

Currently, most telephony service providers maintain two separate networks—one for legacy voice traffic and a second for data traffic. VoP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways and soft switches, digital loop carriers and IP DSL access multiplexers, and media terminal adapters and home gateways for use by consumers and small businesses. These VoP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoP also enables advanced services that traditional telephony could not support. VoP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities.

Voice over Packet Products

We currently provide three products for the VoP market: Entropia III, Entropia II LP and Entropia II EG. Entropia III is our fourth generation VoP product and can process up to 1,008 voice channels per chip supporting Voice over Internet Protocol (VoIP) and Voice over ATM functionality. Entropia III is sold to manufacturers of broadband infrastructure products for use in central-office based voice-switching equipment such as trunking, access, and media gateways. Entropia II LP is our third generation VoP product and processes up to 336 voice channels per chip. Entropia II LP is marketed for use in central office and enterprise voice equipment that requires mid-level channel densities and central office equipment that processes both DSL and VoIP signals. Entropia II EG is our third generation VoP product that processes up to 96 voice channels per chip. Entropia II EP is marketed for use in central office access gateways and enterprise voice equipment that requires lower channel densities.

Fiber-To-The-Premises (FTTP)

Like DSL, FTTP technologies provide high speed network access for both residential and business end users. FTTP offers speeds of service up to 1 Gbps without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider’s network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams. FTTP is still in its infancy and has a history of prolonged and painful introduction, but it is now a rapidly growing market in selected networks, which is driving demand for increasing amounts of semiconductor integrated circuits. The number of worldwide FTTP subscribers is growing at a fast pace, mainly fueled by growth in Japan and the United States markets. In Japan alone, the number of FTTP subscribers is approaching 1 million users, and it is anticipated to double over the next fiscal year.

Our FTTP products are based on a type of optical technology known as Passive Optical Networking (PON). In this market space, we plan to introduce Ethernet-based PON (EPON) products. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly—a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.

Planned introduction of FTTP products

In 2004, we plan to introduce four classes of products for the FTTP market: central office (CO) transceivers, CO protocol processors, customer premise equipment (CPE) transceivers and CPE protocol processors. Transceivers are used to convert light signals contained in individual strands of optical fiber into electrical signals suitable for higher level data processing. Protocol processors pick up the data stream from a transceiver and manage the bi-directional flow of information for delivery to an end user. End users may then use these streams of data to access the Internet over high speed circuits or connect voice devices (VoP or traditional analog telephones), as well as receive video broadcasts. Our CO solutions will be characterized by high performance, high density and low power consumption, while our CPE solutions will showcase advanced integration of functions targeting cost and ease of design.

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

Mixed-signal chip design.    A mixed-signal chip translates signals between analog and digital formats. Our team of analog engineers has substantial experience in signal conversion techniques and analog circuit design, and we believe our mixed-signal DSL chip contains among the highest level of integration in the industry.

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

CUSTOMERS AND STRATEGIC RELATIONSHIPS

We sell our products to leading manufacturers of broadband communications equipment in our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in different markets.

As part of our business strategy, we periodically establish strategic relationships with certain key customers. From time to time, we have also entered into development agreements with certain key customers to co-develop products.

A small number of customers have historically accounted for a substantial portion of our revenue. Sales to NEC represented approximately 49% of our net revenue in 2003 and approximately 45% of our net revenue in 2002. Sales to Sumitomo Electric Industries represented approximately 31% of our net revenue in 2003 and approximately 41% of our net revenue in 2002. The loss of a key customer could materially and adversely affect our business, financial condition and results of operations. We expect that our key customers will continue to account for a substantial portion of our net revenue in 2004 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice and do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior design-in engineering support. We believe that providing comprehensive design-in service and support is critical to shortening our customers’ design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through independent sales representatives. Our sales managers are dedicated to our principal customers to promote close cooperation and communication. Representatives support the sales managers by providing leads, nurturing customer relationships, closing design wins and securing customer orders.

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

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers based upon our forecasts of worldwide customer demand. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice, which allows customers to cancel or change orders prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels. All backlog orders can be filled within the next fiscal year.

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2003, we employed 224 engineers in Research and Development. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Our current plans are to increase our research and development staffing levels in 2004. In addition to our principal design facilities in Fremont, California, we also have design centers in India and France.

Research and development expense for 2003, 2002 and 2001 was approximately $46.2 million, $50.8 million and $59.0 million, respectively.

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

Wafer Fabrication

We source our semiconductor fabrication from some of the world’s largest foundries, including but not limited to, our principal suppliers: Taiwan Semiconductor Manufacturing Company, United Microelectronics Corporation and Semiconductor Manufacturing International Corporation. Our manufacturing strategy is to qualify and utilize multiple facilities within a given foundry partner for the fabrication of a given semiconductor integrated circuit. This second source strategy seeks to ensure production and performance consistency, both of which are critical for our products, while maintaining multiple channels of supply. Any inability of one of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to assure production capacity, and we intend to qualify new foundries to provide additional production capacity. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Assembly and Test

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

Quality Assurance

Manufacturers of broadband communications equipment demand high quality and reliable semiconductors for incorporation into their products. We focus on product reliability from the initial stage of the design cycle through each specific design process, including layout and production test design. In addition, we subject our designs to in-depth circuit simulation at temperature, voltage and processing extremes before initiating the manufacturing process.

We prequalify our assembly and foundry subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly subcontractors. We closely monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed cost basis, any improvement in yields can reduce our cost per chip.

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

We compete with a number of major domestic and international suppliers of semiconductors for both DSL central office and customer premises equipment and with suppliers of semiconductors for equipment enabling VoP networks. Our principal competitors that supply semiconductors to these markets include Analog Devices, Broadcom, Conexant Systems, Infineon, ST Microelectronics and Texas Instruments.

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

EMPLOYEES

As of December 31, 2003, we had a total of 361 employees, of whom 257 are engineers. None of our employees is represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages and we consider our relations with our employees to be good. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future. In fiscal 2004, we intend to increase our overall workforce, primarily in research and development and sales and marketing, from the level of employees as of December 31, 2003.

REVENUES BY GEOGRAPHIC AREA

The following is a summary of net revenues by major geographic area (in thousands):

	Years ended December 31,
	2003	2002	2001
Japan	$99,137	$90,260	$138,948
North America	14,470	11,431	16,710
Asia—Excluding Japan	9,806	2,660	3,108
All other	1,563	621	741

Total	$124,976	$104,972	$159,507

ITEM 2.    PROPERTIES

We lease two buildings in Fremont, California that comprise our corporate headquarters and include our administration, sales and marketing, research and development, and operations departments. Internationally, we lease one engineering design center in France and two in India, and we also lease sales offices in Japan, China, Taiwan and South Korea.

During the fourth quarter of fiscal 2003, we entered into a seven-year lease agreement to lease approximately 104,000 square feet of office space in Fremont. The lease agreement commences in March 2004 and the lease agreements for the two main office buildings in Fremont, California terminate in April 2004.

We believe that our current facilities, together with planned expansions, will be adequate for at least the next twelve months and that additional leased space can be obtained on commercially reasonable terms if needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any material litigation. Discussion regarding potential litigation can be found in Section 7, “Risk Factors” of this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock has traded on the Nasdaq National Market under the symbol “CTLM” since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

Quarter	High	Low
Year ended December 31, 2003:
First quarter	$4.75	$2.35
Second quarter	$11.03	$4.13
Third quarter	$12.14	$6.60
Fourth quarter	$8.16	$4.90

Year ended December 31, 2002:
First quarter	$13.97	$8.12
Second quarter	$14.38	$6.37
Third quarter	$7.87	$1.20
Fourth quarter	$3.33	$1.34

On February 13, 2004, there were approximately 142 record holders of the Company’s Common Stock, and the last reported sale price of the Company’s common stock was $4.79. There were approximately 5,990 beneficial stockholders as of February 13, 2004.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data below is not necessarily indicative of results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenues	$124,976	$104,972	$159,507	$56,474	$3,744
Gross profit	$53,823	$45,472	$79,726	$24,223	$626
Operating loss	$(14,298)	$(35,630)	$(21,847)	$(49,826)	$(20,781)
Net loss	$(13,359)	$(33,301)	$(19,693)	$(45,998)	$(19,749)
Net loss per share—basic and diluted	$(0.37)	$(0.96)	$(0.59)	$(2.00)	$(2.23)
Shares used to compute basic and diluted net loss per share	36,433	34,641	33,495	22,950	8,842

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$89,626	$102,002	$110,853	$87,684	$28,313
Working capital	$88,284	$83,795	$103,663	$94,739	$26,043
Total assets	$125,624	$122,439	$144,208	$127,943	$35,587
Long-term debt and capital lease obligations, less current portion	$—	$525	$—	$221	$549
Total stockholders’ equity	$96,037	$93,823	$121,158	$106,870	$30,055

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

Critical Accounting Policies

General.    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in the Consolidated Financial Statements and accompanying notes. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies used in the preparation of our consolidated financial statements (see Note 1 of Notes to Consolidated Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment and complexity.

Revenue Recognition.    Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Sales arrangements may contain customer-specific acceptance requirements for both products and development revenues. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance.

Sales Returns and Allowances.    We establish, upon shipment of our products, a provision for estimated returns. Under certain circumstances, we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenue and gross profit, should we experience increased product returns.

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

Inventories.    Inventories are stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand as well as inventories that we are committed to purchase, with consideration given to deterioration, obsolescence and other factors. We may record charges to write down inventories that are excess, obsolete or slow-moving inventory based on an analysis of the impact of changes in technology, the timing of these changes and our estimate of forecasted demand for our products. We typically use a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit.

Warranty.    A limited warranty is provided on our products for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.

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

Overview

We provide semiconductor products that enable broadband communications, which is the high-speed networking of data, voice and video signals, for consumers and business enterprises. Our product portfolio includes silicon integrated circuits and associated software that are used in communications equipment for several broadband markets including digital subscriber line (DSL) and Voice over Packet (VoP) applications. We are also developing a new line of broadband semiconductor products for optical access applications which we plan to introduce in 2004.

To date, our revenues have been derived primarily from the sale of our DSL semiconductor products which include the CopperFlite CO, CopperFlite CPE, Palladia and Maximus families of products and, to a small degree, our Entropia VoP semiconductor products. We have generated a substantial portion of our revenues from sales to a limited number of customers. For the year ended December 31, 2003, NEC and Sumitomo Electric Industries represented 49% and 31% of our revenues, respectively. For the year ended December 31, 2002, NEC and Sumitomo Electric Industries represented 45% and 41% of our revenues, respectively. For the year ended December 31, 2001, Sumitomo Electric Industries and NEC represented 48% and 38% of our revenues, respectively. We expect that our largest customers will continue to account for a substantial portion of our revenues in 2004 and for the foreseeable future.

During the years ended December 31, 2003, 2002, and 2001, 87%, 89% and 89% of our revenues, respectively, were from customers in Asia, primarily Japan. The absolute dollar amount of our revenues from customers in Asia increased in 2003 compared to 2002 primarily due to the increased number of DSL subscriber additions in Japan. Both our revenues and the percentage of revenues from our customers in North America increased in 2003 due to increases in spending in the communications equipment industry. We currently sell through our direct sales force in China, France, Japan, North America, South Korea and Taiwan. We also utilize sales representatives in China, Germany, Hong Kong, Israel, Italy, Japan, North America, South Korea and Taiwan. All of our revenues are denominated solely in U.S. dollars, which reduces our exposure to foreign currency exchange risks.

It often takes more than one year for us to realize volume shipments of our products after we first contact a customer. We first work with customers to achieve a design win, which may take six months or longer. Our customers then complete the design, testing and evaluation of their systems and begin the marketing process, a period which typically lasts an additional three to six months or longer. As a result, a significant period of time may elapse between our sales efforts and our realization of revenues, if any, from volume purchases of our products by our customers. Our customers are not obligated by long-term contracts to purchase our products and can generally cancel or reschedule orders on short notice. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts and investments in inventory, and the generation of corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales and shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, could be materially and adversely affected.

We outsource the fabrication, assembly and testing of our products. Accordingly, a significant portion of our cost of revenues consists of payments to our manufacturing partners. Costs of revenues also encompass our internal manufacturing and operations functions and a portion of our information systems and facilities costs.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, depreciation associated with software development tools and amortization of deferred compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. For example, we require a substantial number of prototypes to build and test our complex products and therefore incur significant prototype costs. Research and development is key to our future success. We anticipate that research and development expense may increase in both the near-term and the long-term as we incur additional costs related to the growth of our Company.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred compensation. In addition, the complexity of our products and the applications support necessary for successful interoperability and customer specific applications requires highly trained customer service and support personnel. We anticipate that sales and marketing expense will increase in the near-term and long-term as we add personnel to support our customers and expand our sales force outside of the Japan market.

General and administrative expenses consist primarily of salaries and related expenses for executives, finance, accounting, facilities, information services, human resources, recruiting expenses, legal and other professional fees, other corporate expenses, and amortization of deferred compensation. In addition, general and administrative expenses include management’s estimate of potential bad debt expense. General and administrative expenses are expected to increase in the near-term and the long-term as we incur additional costs related to the growth of our business and address the requirements of the Sarbanes-Oxley Act.

In connection with the grant of certain stock and other stock-based compensation to our employees, technical advisors and directors, we have recorded stock-based compensation expense of $1.4 million, $3.8 million and $15.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Deferred compensation is recorded upon grant and represents the difference between the grant price and the fair value of our common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123) and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. Deferred compensation is presented as a reduction of stockholders’ equity. As required by APB 25, we record an adjustment to stock-based compensation when employees forfeit options for which compensation expense had been recognized using the graded vesting method, but which were unvested on the date their employment terminated. See Notes 1 and 7 of notes to consolidated financial statements for more information about our equity-based compensation programs.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $13.4 million, $33.3 million and $19.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As we enter fiscal 2004, we continue to face significant challenges with respect to revenue, gross margin, and operating expenses. We are taking a number of steps to address these challenges. To increase revenues, we plan to expand our DSL and VoP product portfolio and introduce products that enable optical access applications. Also, in order to geographically diversify our existing business and drive increased sales from these new products, we are increasing our investment in our sales and marketing resources. To accommodate the difficult pricing environment that we expect to face for the foreseeable future, we are making efforts to reduce the manufacturing costs and expenses of our products.

In the near term, we expect that some of the steps that we are taking will result in continuing downward pressure on income from operations. For example, sales and marketing expenses will increase as a result of increased personnel resources. Also, research and development expenses will increase due to additions to our engineering team and purchasing of additional software development tools. However, we believe that the steps that we are taking are necessary to achieve our goals of diversifying our business, increasing our revenues and eventually reaching sustained profitability.

Our planned actions for fiscal 2004 are based on certain assumptions concerning the adoption of broadband technologies, the rate of DSL subscriber growth and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues.

	Years ended December 31,
	2003	2002	2001
Total net revenues	100%	100%	100%
Cost of revenues	57	57	50

Gross profit	43	43	50

Operating expenses:
Research and development	37	48	37
Sales and marketing	10	14	11
General and administrative	8	9	9
Amortization of goodwill and other acquisition-related intangibles	—	—	2
Impairment of goodwill	—	6	—
In-process research and development	—	—	5

Total operating expenses	55	77	64

Operating loss	(12)	(34)	(14)
Interest income, net	1	2	2
Gain (loss) on non-current investment	—	—	(1)
Benefit (provision) for income taxes	—	—	—

Net loss	(11)%	(32)%	(13)%

Years ended December 31, 2003 and 2002

Total Net Revenues:    Total net revenues in 2003 were $125.0 million, compared with $105.0 million in 2002, an increase of $20 million or 19%. The growth in revenue was due to a 70% increase in the number of DSL ports shipped, offset by a 29% decrease in the average selling price of our DSL products. Voice over Packet unit sales increased 88%, but were offset by a 56% decrease in the average selling price. Revenue from our DSL products accounted for $122.1 million or 98% of total net revenues in 2003, as compared to $100.9 million or 96% of total net revenues in 2002. Revenues from Voice over Packet products accounted for $2.5 million of revenues in 2003 as compared to $3.0 million in 2002, or 2% and 3% of total net revenues, respectively. We anticipate that revenues from our DSL products will continue to account for greater than 80% of our total net revenues in 2004. We expect our revenues in the first six months of 2004 to be lower than the same period of 2003 as our customers work through their existing inventories and implement transition plans to our next generation of products to be introduced in the second quarter of 2004.

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

Our major customers for the year ended December 31, 2003 were NEC and Sumitomo who represented 49% and 31% of net revenues, respectively. For the year ended December 31, 2002, NEC and Sumitomo represented

45% and 41% of net revenues, respectively. Revenues from international customers, who were primarily located in Japan, comprised 88% and 89% of our net revenues in each of the years ended December 31, 2003 and 2002.

Cost of Revenues, Gross Profit and Gross Profit Margin:    Cost of revenues includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, royalties related to purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. Cost of revenues was $71.2 million in 2003 and $59.5 million in 2002 resulting in gross profit of $53.8 million in 2003 and $45.5 in 2002. Gross profit margin was 43% for both 2003 and 2002. The increase in gross profit in absolute dollars was primarily due to increased sales volumes offset by decreased average selling prices. We maintained our gross profit margin from 2002 to 2003 through improved yields, lower subcontractor costs, increased absorption of manufacturing overhead costs as a result of the increased volumes, and lower stock-based compensation expense. Our future gross profit margins may be affected by competitive pricing strategies, fluctuation in the volume of our product sales, fluctuations in silicon wafer costs, possible changes in product mix and the introduction of certain lower margin products, among other factors.

Research and Development Expenses:    Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, depreciation associated with software development tools, and amortization of deferred stock-based compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. Research and development expenses in 2003 were $46.2 million, compared to $50.8 million in 2002, a decrease of 9%. This decrease was primarily due to a $2.0 million decrease in salaries and personnel related expenses, a $2.7 million decrease in software rental expense and amortization of software leases and maintenance contracts, and a $1.6 million decrease in stock based compensation expense, partially offset by a $1.5 million increase in consulting expense. We expect that research and development expenses will increase in fiscal 2004 as a result of the planned headcount increases supporting new development programs, salary and bonus plan increases, prototype costs, and depreciation on purchased software development tools.

Sales and Marketing Expenses:    Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred stock-based compensation. Sales and marketing expenses in 2003 were $12.1 million, compared to $14.7 million in 2002, a decrease of 17%. The decrease was due primarily to a $2.2 million decrease in items such as salaries and personnel related expenses, severance pay expense, expatriate allowance and travel expenses, and a decrease of $900,000 in depreciation, partially offset by a $500,000 increase in amortization of deferred compensation. We expect that sales and marketing expenses will increase in fiscal 2004 as we expand our sales force and marketing personnel to support growth of our business outside of Japan as well as our newly developed products.

General and Administrative Expenses:    General and administrative expenses consist primarily of salaries and personnel related expenses for executives, finance, accounting, facilities, information services, and human resources; corporate insurance, amortization of deferred stock-based compensation, recruiting expenses, legal, audit and other professional fees, and other corporate expenses. General and administrative expenses were $9.7 million in both 2003 and 2002. While expense levels remained relatively constant year over year there was a decrease in stock based compensation expense of $1.1 million and a $600,000 decrease in legal and professional fees, offset by an increase of $600,000 in bonus expense. In addition, net bad debt expense increased by $700,000 in 2003 compared to 2002 primarily as a result of reducing our bad debt reserve in the prior year. We expect general and administration expenses to increase in 2004 as we incur additional costs related to further investments in our business and as we continue to implement the requirements of the Sarbanes-Oxley Act.

Amortization of Deferred Compensation and Non-Cash Stock Compensation:    Deferred compensation represents the difference between the grant price and the fair value for financial statement reporting purposes of the Company’s common stock option grants. Amortization of deferred compensation was $1.4 million in 2003 compared to $3.8 million in 2002, a decrease of $2.4 million. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life, as well as adjustments in 2002 related to forfeited options. As required by APB 25, we record an adjustment to stock-based compensation expense related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. The expense for the amortization of deferred compensation is expected to decrease substantially in 2004 as we enter the last year of the graded vesting method which generally represents only 4% of the total expense to be incurred.

Interest Income, Net:    Interest income, net was $1.1 million in 2003, compared to $1.8 million in 2002, a decrease of 40%. This decrease was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investment portfolio.

Benefit (Provision) for Income Taxes:    We recorded a tax provision of $133,000 for the year ended December 31, 2003, which represents state income taxes and foreign income taxes. We recorded a benefit for income taxes of $95,000 for the year ended December 31, 2002, which represents a refund of U.S. Federal Income Taxes, offset by foreign income taxes.

As of December 31, 2003, we have $75 million and $33 million of net operating loss carryforwards for federal and state purposes, respectively. We also have federal and state research and development tax credit carryforwards of approximately $3.8 million and $3.7 million respectively. The federal net operating losses and federal credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses are not available to offset income until 2008 due to recent state law changes.

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

Net Losses:    We incurred net losses of $13.4 million in 2003 compared to $33.3 million in 2002. The decrease in net loss of $19.9 million is primarily the result of higher gross profit of $8.4 million, lower salary and related personnel expenses of $4.4 million, lower amortization of acquisition related intangibles and the absence of a prior year charge for impairment of goodwill of $5.9 million, lower software rental expense and amortization of software leases and maintenance expense of $2.8 million and lower expense for stock-based compensation expense of $2.4 million, partially offset by higher consulting expense of $1.8 million and higher bonus expense of $700,000. Net loss per common share was $0.37 in 2003 and $0.96 in 2002.

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

Research and Development Expenses:    Research and development expenses in 2002 were $50.8 million, compared to $59.0 million in 2001, a decrease of 14%. This decrease was primarily due to a $5.5 million decrease in the amortization of deferred stock-based compensation and a decrease in software expense.

Sales and Marketing Expenses:    Sales and marketing expenses in 2002 were $14.7 million, compared to $18.0 million in 2001, a decrease of 18%. The decrease was due primarily to a $2.8 million decrease in the amortization of deferred stock-based compensation, a decrease in customer evaluation board costs and a decrease in sales commissions, partially offset by increases in salary and severance costs.

General and Administrative Expenses:    General and administrative expenses in 2002 were $9.7 million, compared to $13.9 million in 2001, a decrease of 30%, which was primarily due to a decrease in the amortization of deferred stock-based compensation of $2.7 million, a decrease in bad debt expense of $800,000 and decreases in expensed software and legal and stock administration fees, offset by increases in business insurance costs.

Amortization of Deferred Compensation and Non-Cash Stock Compensation:    Amortization of deferred stock-based compensation, which is allocated among the above expense categories, was $3.8 million in 2002 compared to $15.3 million in 2001, a decrease of $11.5 million. The decrease is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life, as well as adjustments in 2002 related to forfeited options. As required by APB 25, we record an adjustment to stock-based compensation related to employees who forfeit options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Amortization of Goodwill and Other Acquisition-Related Intangibles:    Amortization of goodwill and other acquisition-related intangibles decreased to $167,000 for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. This was due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which required us to discontinue the amortization of goodwill effective January 1, 2002. In addition, in accordance with SFAS 142 we reclassified assembled workforce to goodwill, which eliminated the amortization of assembled workforce effective January 1, 2002.

Impairment of Goodwill:    During the fourth quarter of 2002, we completed our annual goodwill impairment test. Based upon this test, we recorded a charge of $5.8 million to fully write down the value of goodwill associated with our purchase transactions. No comparable charges were incurred in 2001.

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

Benefit (Provision) for Income Taxes:    We recorded a tax benefit of $95,000 for the year ended December 31, 2002, which represents a refund of U.S. Federal Income Taxes, offset by foreign income taxes. We recorded a provision for income taxes of $400,000 for the year ended December 31, 2001, which represents federal and state minimum taxes as well as foreign income taxes.

Net Losses:    We incurred net losses of $33.3 million in 2002 compared to $19.7 million in 2001. The increase in net loss of $13.6 million or 69% is primarily the result of lower gross profit of $34.3 million, the write off of goodwill of $5.8 million, and higher depreciation and amortization expense of $3.0 million partially offset by lower expenses for deferred stock-based compensation of $11.5 million, in-process research and development of $7.4 million, goodwill amortization of $3.1 million, bad debt expense of $800,000 and lower interest income of $1.7 million. Net loss per common share was $0.96 in 2002 and $0.59 in 2001.

Liquidity and Capital Resources

At December 31, 2003, we had $89.6 million in cash, cash equivalents and short-term investments as compared to $102.0 million at December 31, 2002. Short term investments are defined as income yielding securities with no maturity dates or maturity dates greater than 90 days when purchased that can be readily converted into cash.

Cash and cash equivalents decreased to $24.7 million at December 31, 2003 from $93.5 million at December 31, 2002. The decrease was primarily due to our investing $56.4 million of our cash in short term investments and the use of $21.6 million in operations, offset by proceeds of $13.3 million from employee stock plans.

Operating activities during 2003 used $21.6 million in cash. This was primarily the result of the net loss of $13.4 million, an increase in our accounts receivable of $9.6 million, an increase in our inventories of $7.8 million, an increase of $1.1 million in other prepaids and current assets, and a decrease in accounts payable of $1.1 million, offset by the non-cash impact of a $6.4 million of depreciation and amortization and $1.4 million in amortization of deferred stock-based compensation and an increase in accrued liabilities and accrued payroll and related expenses of $3.8 million. Net cash used by operating activities increased significantly in the fourth quarter of 2003 compared to the third quarter of 2003. This was due largely to the decline in revenues and gross margins without a commensurate decrease in operating expenses for the quarter. We expect to increase operating expenses and use additional cash in 2004 as we add planned headcount and incur additional expenses to support new PON and VoP product lines.

Accounts receivable increased from $2.9 million at December 31, 2002 to $12.5 million at December 31, 2003. The increase in accounts receivable resulted primarily from the timing of shipments, as a significant portion of the 2003 fourth quarter’s shipments were made in the last month of the quarter. In addition, accounts receivable in 2002 were lower due to an early payment from a significant customer at the end of the year.

Inventories increased $7.8 million to $11.9 million at December 31, 2003. In 2003, lead times at our major foundry subcontractor increased to between 16 and 18 weeks for several of our key products compared to 12 and 14 weeks in 2002. The extended lead time required us to place orders with the foundry based on sales forecast well ahead of firm purchase commitments. As our sales fell below sales forecast in the fourth quarter, we ended the quarter with higher inventories.

Net cash used by investing activities was $59.7 million for the year ended December 31, 2003, and was primarily related to net purchases of short-term investments of $56.4 million and purchases of fixed assets of $3.4 million. As of December 31, 2003, our short term securities were invested primarily in government agency instruments totaling $30.8 million, auction rate securities totaling $32.6 million, and municipal and corporate bonds totaling $1.0 million.

Cash provided by financing activities was $12.6 million for the year ended December 31, 2003, and was related to the net proceeds from issuance of common stock under employee stock plans of $13.3 million and $900,000 from proceeds required to be disgorged by a shareholder, offset by $1.5 million of capital lease payments.

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity. All of our full-time employees participate in this program. The program consists of two plans; one under which officers, directors and employees may be granted options to purchase shares of our stock and a broad-based plan under which options may be granted to all employees other than directors.

Our principal source of liquidity as of December 31, 2003 consisted of $89.6 million of cash and cash equivalents, and short-term investments. There are no assurances that we can reduce losses from operations and avoid negative cash flow or raise capital as needed to fund the operations. However, based on current plans and business conditions, but subject to the discussion in the “Business” section and “Risk Factors” section, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations, which will, in turn, be directly affected by the levels of demand for our products.

Significant cash-based operating commitments in future periods include lease payments and inventory purchase commitments. As of December 31, 2003, future obligations totaled $15.1 million, $7.2 million of which will be paid in fiscal 2004. Inventory purchase commitments of approximately $3.1 million as of December 31, 2003 will be paid in the first six months of fiscal 2004.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Total	Less than 1 Year	1-3 Years	After 3 Years
Operating leases—facilities	$7,720	$1,439	$3,083	$3,198
Capital leases—software	527	527	—	—
Operating leases—software	3,780	2,184	1,596	—
Inventory purchases	3,077	3,077	—	—

Total cash obligations	$15,104	$7,227	$4,679	$3,198

If we are able to sustain our current business plan and general economic conditions stabilize, we hope to achieve profitability in 2005. We believe our revenue forecast and the steps we have taken to increase revenue while controlling spending will allow us to achieve that objective. Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2004. These cash flow and profitability expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 was effective for arrangements entered into after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE’s) that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a variable interest in a VIE. The Company does not have any variable interests in VIE’s and therefore the adoption did not have any impact on the Company’s consolidated financial position or results of operations.

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced net losses of approximately $13.4 million, $33.3 million and $19.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

WE ANTICIPATE LOWER MARGINS, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor’s product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems or shortages of supply may preclude us from lowering or maintaining current product costs.

We have also experienced more aggressive price competition from competitors in market segments in which we are attempting to expand our business. These circumstances may make some of our products less competitive, and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins as a result of increased price competition.

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

There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new infrastructure. Any of these trends, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline. Specifically, we have experienced:

•	reduced demand for our products;

•	increased price competition for our products;

•	increased risk of excess and obsolete inventories;

•	excess facilities and manufacturing capacity; and

•	higher general and administrative costs, as a percentage of revenue.

Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for our company, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology. If the current uncertain economic conditions continue or deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations, or cash flow.

A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 79% of net revenues for the year ended December 31, 2003, compared to 86% of net revenues for year ended December 31, 2002. Our sales are dependent on the continuous additions to DSL subscribers in Japan and a slow down in new DSL subscribers may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM JAPAN, AND OUR FAILURE TO DIVERSIFY THE GEOGRAPHIC SOURCES OF OUR REVENUE COULD HARM OUR BUSINESS AND OPERATING RESULTS.

Because a substantial portion of our revenues have been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japan market. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations.

COMPETING DSL TECHNOLOGIES WHICH HAVE BEEN DEPLOYED IN JAPAN MAY ADVERSELY IMPACT THE DEMAND FOR OUR DSL PRODUCTS, MARKET SHARE AND OPERATING RESULTS.

We have worked in partnership with local telecommunications companies to develop the Annex C standard for the DSL market in Japan and have been able to achieve the majority market share of DSL equipment purchases, based on our products, in Japan. In July 2001, a certain service provider announced plans to deploy lower priced competing DSL technologies in Japan and has subsequently deployed these competing technologies. If these competing technologies continue to be successful, our market share in the DSL market in Japan may decline, and our business and operating results may be adversely affected.

WE DERIVE A SUBSTANTIAL AMOUNT OF OUR REVENUES FROM INTERNATIONAL SOURCES, AND DIFFICULTIES ASSOCIATED WITH INTERNATIONAL OPERATIONS COULD HARM OUR BUSINESS.

A substantial portion of our revenues has been derived from customers located outside of the United States. For 2003 and 2002, 87% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM OUR SALES AND OPERATIONS WILL SUFFER.

We sell DSL products primarily to network equipment manufacturers. Our top two customers for the year ended December 31, 2003 were NEC and Sumitomo, accounting for 49% and 31% of our net revenues, respectively. For the year ended December 31, 2002, NEC and Sumitomo accounted for 45% and 41% of our net revenues, respectively. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, AND ANY SIGNIFICANT ORDER CANCELLATIONS OR DEFERRALS COULD ADVERSELY AFFECT OUR BUSINESS.

We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products,we could incur significant charges against our revenue.

OUR CUSTOMERS MAY DEMAND PREFERENTIAL TERMS OR DELAY OUR SALES CYCLE, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our customers are in most cases larger than us and are able to exert a high degree of influence over us. These customers may have sufficient bargaining power to demand low prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. In addition, prior to selling our products to such customers, we must typically undergo lengthy product approval processes, often taking up to one year. Accordingly, we are continually submitting successive versions of our products, as well as new products, to our customers for approval. The length of the approval process can vary and is affected by a number of factors, including customer priorities, customer budgets and regulatory issues affecting telecommunications service providers. Delays in the product approval process could materially adversely affect our business, financial condition and results of operations. While we have been successful in the past in obtaining product approvals from our customers, such approvals and the ensuing sales of such products may not continue to occur. Delays can also be caused by late deliveries by other vendors, changes in implementation priorities and slower-than-anticipated growth in demand for the services that our products support. A delay in, or cancellation of, the sale of our products could adversely affect our results from operations or cause them to significantly vary from quarter to quarter.

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL. IF THE DEMAND FOR BROADBAND ACCESS SERVICES DOES NOT INCREASE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

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

BECAUSE OTHER BROADBAND TECHNOLOGIES MAY COMPETE EFFECTIVELY WITH DSL SERVICES OR OTHER SERVICES ADDRESSED BY OUR PRODUCTS, A SLOWDOWN IN DEPLOYMENT OF DSL SERVICES, THE LACK OF SIGNIFICANT GROWTH IN NON-DSL MARKETS THAT WE ARE TARGETING AND OUR LACK OF SUCCESS IN PENETRATING SUCH MARKETS WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Our revenues are heavily dependent on the increase in demand for DSL services. DSL services are competing with a variety of different broadband data transmission technologies, including cable modems,

satellite and other wireless technologies. While part of our strategy is to diversify our product markets beyond DSL into such areas as optical access and VoP, if any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business and results of operations.

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS TYPICALLY LASTS UP TO ONE YEAR AND MAY BE SUBJECT TO DELAYS, IT IS DIFFICULT TO FORECAST SALES FOR ANY GIVEN PERIOD.

If we fail to realize forecasted sales for a particular period, our stock price could decline significantly. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months and may last longer. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers’ customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which could cause our business and results to suffer.

RAPID CHANGES IN THE MARKET FOR DSL CHIPSETS MAY RENDER OUR CHIPSETS OBSOLETE OR UNMARKETABLE.

The market for chipsets for DSL products is characterized by:

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

OUR MARKETS ARE HIGHLY COMPETITIVE, AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.

The market for communications semiconductor and software products is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have announced their intent to enter the market segments adjacent to or addressed by our products.

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

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain semiconductor wafers from Taiwan Semiconductor Manufacturing Co., Ltd, Semiconductor Manufacturing International Corporation and United Microelectronics Corporation. If we fail to obtain components in sufficient quantities when required or if we cannot adequately control manufacturing process quality, product yields or production costs, our business could be harmed. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2003, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $165,000 decrease in the fair value of our available-for-sale securities as of December 31, 2003. See Note 5 of Notes to the Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Jose, California

January 28, 2004

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Total product revenues	$124,863	$104,784	$159,207
Technology development revenues	113	188	300

Total net revenues	124,976	104,972	159,507
Cost of revenues	71,153	59,500	79,781

Gross profit	53,823	45,472	79,726

Operating expenses:
Research and development	46,162	50,754	59,034
Sales and marketing	12,142	14,686	17,953
General and administrative	9,734	9,660	13,879
Amortization of goodwill and other acquisition-related intangibles	83	167	3,285
Impairment of goodwill	—	5,835	—
In-process research and development	—	—	7,422

Total operating expenses	68,121	81,102	101,573

Operating loss	(14,298)	(35,630)	(21,847)
Interest income, net	1,072	1,794	3,544
Gain (loss) on non-current investment	—	440	(990)

Loss before benefit (provision) for income taxes	(13,226)	(33,396)	(19,293)
Benefit (provision) for income taxes	(133)	95	(400)

Net loss	$(13,359)	$(33,301)	$(19,693)

Basic and diluted net loss per share	$(0.37)	$(0.96)	$(0.59)

Shares used to compute basic and diluted net loss per share	36,433	34,641	33,495

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$24,734	$93,513
Short-term investments	64,892	8,489
Accounts receivable—net of allowance for doubtful accounts of $109 at December 31, 2003 and $160 at December 31, 2002	12,476	2,864
Inventories	11,908	4,130
Prepaids and other current assets	3,718	2,622

Total current assets	117,728	111,618
Property and equipment, net	7,385	10,389
Other assets	511	432

Total assets	$125,624	$122,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,434	$8,485
Accrued payroll & related expenses	5,315	3,991
Accrued liabilities	16,168	13,819
Capital lease—current portion	527	1,528

Total current liabilities	29,444	27,823
Capital lease—long-term portion	—	525
Other liabilities	143	268

Commitments and contingencies

Stockholders’ equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 37,831,085 at December 31, 2003, 35,245,171 at December 31, 2002	38	35
Additional paid-in capital	242,348	228,847
Deferred compensation	(292)	(2,333)
Accumulated other comprehensive income	36	8
Accumulated deficit	(146,093)	(132,734)

Total stockholders’ equity	96,037	93,823

Total liabilities and stockholders’ equity	$125,624	$122,439

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Stockholders’ Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2000	33,030,114	$33	$208,520	$(21,521)	$(430)	$(79,740)	$8	$106,870
Noncash issuance of common stock for services	10,000	—	70	—	—	—	—	70
Exercise of options to purchase common stock for cash	557,412	1	2,394	—	—	—	—	2,395
Cash proceeds from payments on stockholder note receivable	—	—	—	—	430	—	—	430
Issuance of shares under employee stock purchase plan	164,621	—	1,883	—	—	—	—	1,883
Deferred compensation related to stock option grants, net of terminations	—	—	(1,958)	1,958	—	—	—	—
Stock-based compensation expense, net	—	—	—	15,346	—	—	—	15,346
Common stock issued in connection with acquisition	813,915	1	18,315	—	—	—	—	18,316
Acquisition related deferred compensation	—	—	—	(4,517)	—	—	—	(4,517)
Net loss	—	—	—	—	—	(19,693)	—	(19,693)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	58	58

Total comprehensive loss	—	—	—	—	—	—	—	(19,635)

BALANCE AT DECEMBER 31, 2001	34,576,062	35	229,224	(8,734)	—	(99,433)	66	121,158
Noncash issuance of common stock for services	2,000	—	10	—	—	—	—	10
Exercise of options to purchase common stock for cash net of repurchases	208,610	—	498	—	—	—	—	498
Common stock repurchased	(1,565)	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	460,064	—	1,719	—	—	—	—	1,719
Reversal of deferred compensation	—	—	(2,604)	2,604	—	—	—	—
Stock-based compensation expense, net	—	—	—	3,797	—	—	—	3,797
Net loss	—	—	—	—	—	(33,301)	—	(33,301)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	(58)	(58)

Total comprehensive loss	—	—	—	—	—	—	—	(33,359)

BALANCE AT DECEMBER 31, 2002	35,245,171	35	228,847	(2,333)	—	(132,734)	8	93,823
Exercise of options to purchase common stock for cash net of repurchases	2,129,049	3	11,743	—	—	—	—	11,746
Proceeds from contribution by stockholder	—	—	857	—	—	—	—	857
Issuance of shares under employee stock purchase plan	456,865	—	1,516	—	—	—	—	1,516
Reversal of deferred compensation	—	—	(615)	615	—	—	—	—
Stock-based compensation expense, net	—	—	—	1,426	—	—	—	1,426
Net loss	—	—	—	—	—	(13,359)	—	(13,359)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	28	28

Total comprehensive loss	—	—	—	—	—	—	—	(13,331)

BALANCE AT DECEMBER 31, 2003	37,831,085	$38	$242,348	$(292)	$—	$(146,093)	$36	$96,037

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(13,359)	$(33,301)	$(19,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,350	7,223	4,245
Stock based compensation expense	1,426	3,797	15,346
Loss on retirements of property and equipment	19	36	472
Amortization of goodwill and other acquisition-related intangibles	83	167	3,285
Issuance of common stock for services and other	—	10	70
Loss (gain) on non-current investment	—	(440)	990
Impairment of goodwill	—	5,835	—
Amortization of warrants issued in conjunction with financings	—	—	4
In-process research and development	—	—	7,422
Changes in operating assets and liabilities:
Accounts receivable	(9,612)	1,178	12,841
Inventories	(7,778)	5,226	(173)
Prepaids and other current assets	(1,096)	(475)	(1,045)
Other assets	(162)	(107)	(146)
Accounts payable	(1,051)	631	(5,280)
Accrued payroll and related expenses	1,324	672	647
Accrued liabilities	2,349	2,521	6,708
Other liabilities	(125)	(47)	95

Net cash provided by (used in) operating activities	(21,632)	(7,074)	25,788

INVESTING ACTIVITIES
Purchases of short-term investments	(90,131)	(16,967)	(28,642)
Sales and maturities of short-term investments	33,756	25,549	28,015
Purchases of property and equipment	(3,365)	(4,112)	(7,252)
Acquisitions, net of cash acquired	—	—	258
Proceeds from sale of non-current investment	—	440	—

Net cash provided by (used in) investing activities	(59,740)	4,910	(7,621)

FINANCING ACTIVITIES
Principal payments on capital lease obligations	(1,526)	—	—
Principal payments on long-term debt obligations	—	(264)	(391)
Proceeds from issuance of common stock, net of repurchases	13,262	2,217	4,278
Proceeds from contribution by stockholder	857	—	—
Proceeds from stockholder note receivable	—	—	430

Net cash provided by financing activities	12,593	1,953	4,317

Net increase (decrease) in cash and cash equivalents	(68,779)	(211)	22,484
Cash and cash equivalents at beginning of period	93,513	93,724	71,240

Cash and cash equivalents at end of period	$24,734	$93,513	$93,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$49	$203	$76
Cash paid (received) for income taxes	$51	$(210)	$331
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Property and equipment purchases through capital lease	$—	$2,053	$—
Deferred compensation related to stock option grants, net of terminations	$(615)	$(2,604)	$2,559

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Centillium Communications, Inc.:    Centillium (“the Company”) was incorporated in California on February 21, 1997 for the purpose of developing and marketing semiconductor devices for equipment manufacturers serving the broadband communications markets. The Company develops products designed for the Digital Subscriber Line (DSL) and Voice over Packet (VoP) markets and is also developing products for optical access applications, which it expects to introduce in 2004.

The Company’s revenues are currently derived from the sale of its DSL and VoP products, which include the CopperFlite, Maximus, Palladia and Entropia families of products.

Principles of Consolidation:    The consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Centillium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable, provisions for inventories to reflect net realizable value, sales returns and allowances, product warranty and other liabilities. Actual results could differ from those estimates.

Revenue Recognition:    Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Sales arrangements may contain customer-specific acceptance requirements for both products and development revenues. In such cases, revenue is deferred at the time of delivery of the product or service and is recognized upon receipt of customer acceptance. Under certain circumstances the Company allows its customers to return product. A provision is made for estimated product returns.

The Company also performs research and product development work under best efforts technology development agreements. Revenues under technology development agreements are recognized when applicable contractual milestones have been met, including deliverables, and in any case, do not exceed the amounts that would be recognized using the percentage-of-completion method. The costs associated with technology development revenues are closely related to the costs of ongoing research and development activities. Generally, the incremental costs of providing any deliverables under technology development arrangements are not easily distinguishable from the costs of ongoing activities, are not significant, and have been included in research and development in the statements of operations.

Warranty:    A limited warranty is provided on the Company’s products for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. The Company periodically assesses the adequacy of the warranty liability and adjusts such amounts as necessary.

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Customer Concentrations:    The following customers accounted for 10% or more of total accounts receivable:

	December 31,
	2003	2002
NEC	35%	51%
Sumitomo Electric Industries	16%	35%
Accton Technology Corporation	14%	—
Solectron Technology	12%	—

The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.

Supplier Concentrations:    The Company depends on a single or limited number of outside contractors to fabricate, assemble and test its semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or inability to obtain reduced pricing from suppliers in response to competitive pressures.

Cash Equivalents and Short-term Investments:    The Company invests its excess cash in money market accounts, obligations of the U.S. government, and debt instruments and considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

The Company’s investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. At December 31, 2003 and 2002, all of the Company’s investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories:    Inventories are stated at the lower of standard cost, which approximates cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment:    Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the assets’ estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Equipment under capital lease is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

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

Goodwill:    As of January 1, 2002, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment at least annually. In addition, within six months of adopting the new accounting standard, a transitional impairment test must be completed and any impairment identified must be reported as a cumulative effect of a change in accounting principle. See Note 4.

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

Fair Value of Financial Instruments:    The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company’s investments have been insignificant.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share:    Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years ended December 31,
	2003	2002	2001
Net loss	$(13,359)	$(33,301)	$(19,693)

Basic and diluted:
Weighted average shares of common stock outstanding	36,433	34,686	33,909
Less weighted average shares subject to repurchase	—	(45)	(414)

Weighted average shares used to compute basic and diluted net loss per share	36,433	34,641	33,495

Basic and diluted net loss per share	$(0.37)	$(0.96)	$(0.59)

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of basic and diluted net loss per share because these securities are antidilutive for all periods presented. Options and warrants to purchase 12,657,818, 13,292,190 and 5,903,370 shares of common stock have been excluded for the years ended December 31, 2003, 2002 and 2001.

Stock-based Compensation:    The Company has employee stock plans that are described more fully in Note 7. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Years ended December 31,
	2003	2002	2001
Net loss as reported	$(13,359)	$(33,301)	$(19,693)
Add: Stock-based employee compensation expense (recovery) included in reported net loss, net of related tax effects	1,426	3,807	15,416
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(25,269)	(56,652)	(66,059)

Pro forma net loss	$(37,202)	$(86,146)	$(70,336)

Basic and diluted net loss per share—as reported	$(0.37)	$(0.96)	$(0.59)

Basic and diluted net loss per share—pro forma	$(1.02)	$(2.49)	$(2.10)

See Note 7 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications:    Certain amounts in the 2002 consolidated balance sheet and the 2002 and 2001 consolidated statement of cash flows have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements:    In January 2003, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to determine whether an arrangement involves multiple deliverables and contains more than one unit of accounting. EITF 00-21 was effective for arrangements entered into after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE’s) that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a variable interest in a VIE. The Company does not have any variable interests in a VIE and therefore the adoption did not have any impact on the Company’s consolidated financial position or results of operations.

Note 2.    Balance Sheet Information

Inventories (in thousands):

	December 31,
	2003	2002
Work-in-process	$5,475	$2,577
Finished goods	6,433	1,553

	$11,908	$4,130

Property and equipment (in thousands):

	December 31,
	2003	2002
Equipment and software	$25,499	$22,746
Furniture and fixtures	1,065	998
Leasehold improvements	1,491	1,220
Construction in progress	128	33

	28,183	24,997
Accumulated depreciation and amortization	(20,798)	(14,608)

Property and equipment, net	$7,385	$10,389

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities (in thousands):

	December 31,
	2003	2002
Accrued royalties	$13,211	$11,815
Accrued other liabilities	2,957	2,004

	$16,168	$13,819

Warranty reserve (in thousands):

	Balance at Beginning of Period	Product Warranty Accruals	Warranty Costs Incurred	Balances at End of Period
Year ended December 31, 2003	$608	$343	$(491)	$460

Year ended December 31, 2002	$766	$561	$(719)	$608

Year ended December 31, 2001	$312	$963	$(509)	$766

Note 3.    Acquisition

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

Including direct acquisition costs of approximately $523,000, the aggregate purchase price of vEngines was approximately $18.8 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the accompanying financial statements include the results of operations of vEngines subsequent to the acquisition date.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded acquisition-related deferred compensation of $4.5 million as unearned stock-based compensation. This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that become exercisable as future services are provided by employees. The compensation is being recognized over the related employment period, using the graded vesting method, which results in acceleration of amortization expense for the overall award. A total of $536,000, $1.1 million and $2.7 million of expense was recognized for the years ended December 31, 2003, 2002 and 2001, respectively, and has been included in amortization of deferred compensation.

Goodwill and the assembled workforce were amortized through December 31, 2001, on a straight-line basis over their expected useful lives of four and two years, respectively. Beginning January 1, 2002, upon adoption of FAS 142, the Company no longer amortizes goodwill; rather, goodwill is evaluated for impairment at least on an annual basis. See Note 4 for further details. Pro-forma results of operations have not been presented because the pro-forma impact of the acquisition was not material to the Company’s results of operations and financial position for the year ended December 31, 2001.

Note 4.    Goodwill and Other Intangible Assets

With the adoption of SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. In addition, the Company reclassified assembled workforce, which is no longer defined as an acquired intangible under SFAS 141, to goodwill as required by SFAS 142. The Company completed its transitional impairment test during the quarter ended June 30, 2002 and no impairment was recognized. The Company completed its annual impairment test in the fourth quarter of 2002. The goodwill impairment test was based on a two-step approach. The fair value of the Company was compared to its carrying value. Since the carrying value of the Company exceeded its fair value, the implied value of goodwill was calculated by deducting the fair value of all tangible and intangible assets from the fair value of the Company. As the implied fair value of goodwill was zero, the Company recognized an impairment charge of $5.8 million to fully write down the goodwill. Fair value of the Company was determined using a discounted future cash flows analysis and a market approach. The cash flow period used in the analysis was nine years, with a discount rate of 18% and estimated terminal values based on a terminal growth rate of 5%. The discount rate was based on the Company’s weighted average cost of capital. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management’s best estimates.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$5,190
Workforce reclassified as goodwill	645
Goodwill impairment	(5,835)

Balance as of December 31, 2002	$—

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization for the year ended December 31, 2001 (in thousands, except for per share data). No such expenses were incurred in 2003 or 2002 related to the amortization of goodwill or acquired workforce.

Net loss:
As reported	$(19,693)
Goodwill amortization	2,006
Workforce amortization	1,112

As adjusted	$(16,575)

Basic and diluted net loss per share:
As reported	$(0.59)
Goodwill amortization	0.06
Workforce amortization	0.03

As adjusted	$(0.50)

Amortization expense for other intangible assets was $83,000 for the year ended December 31, 2003 and $167,000 in each of the years ended December 31, 2002 and 2001. Other purchased intangibles were amortized over three years and were fully amortized as of December 31, 2003.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Cash Equivalents and Short-term Investments

The estimated fair market values of cash equivalents and short-term investments are based on quoted market prices. Cash equivalents and short-term investments as of December 31, 2003 and 2002 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain/ (Loss)	Estimated Fair Market Value
December 31, 2003
Cash equivalents:
Money market funds	$19,176	$—	$19,176

	19,176	—	19,176

Short-term investments:
Corporate debt securities	1,032	2	1,034
Obligations of the U.S. government and affiliated agencies	30,722	34	30,756
Auction rate securities	32,635	—	32,635
Certificate of deposit	467	—	467

	64,856	36	64,892

Total cash equivalents and short-term investments	$84,032	$36	$84,068

December 31, 2002
Cash equivalents:
Money market funds	$87,557	$—	$87,557
Obligations of the U.S. government and affiliated agencies	495	—	495

	88,052	—	88,052

Short-term investments:
Corporate debt securities	1,001	(1)	1,000
Obligations of the U.S. government and affiliated agencies	7,013	9	7,022
Certificate of deposit	467	—	467

	8,481	8	8,489

Total cash equivalents and short-term investments	$96,533	$8	$96,541

The fair value of short-term investments at December 31, 2003, by contractual maturity, was as follows (in thousands):

Due in one year or less	$19,622
Due after one year	45,270

Total	$64,892

Note 6.    Commitments and Contingencies

The Company leases its facilities under operating leases expiring through 2011. Rental expense was approximately $2.4 million, $2.5 million and $2.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2005.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, the Company exchanged certain software licenses which were set to expire in 2003 for new software licenses. In connection with this arrangement, the Company entered into a noncancelable capital lease agreement totaling approximately $2.1 million. The transaction was accounted for under Accounting Principles Board No. 29, “Nonmonetary Transactions”, and no gain or loss was recorded on the transaction. The software and related accumulated amortization that was included in property and equipment was approximately $3.4 million and $1.2 million at December 31, 2003. Amortization expense related to assets under capital lease is included with depreciation expense. In addition, the related software licenses secure the capital lease.

Future minimum lease payments under the Company’s capital and operating leases at December 31, 2003 are as follows (in thousands):

	Operating Leases	Capital Leases
2004	$3,623	$529
2005	2,734	—
2006	987	—
2007	958	—
2008	1,002	—
Thereafter	2,196	—

Total payments	11,500	529
Less: Interest portion	—	(2)

Total minimum payments	$11,500	$527

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or noncancelable purchase orders. As of December 31, 2003, the Company’s non-cancelable purchase obligations for wafers, all expected to be delivered within the next six months, is $3.1 million. Included in this amount is approximately $733,000 of excess wafers that have been expensed in the 2003 operating results.

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

Note 7.    Stockholders’ Equity

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrant:    In 1998, the Company issued a warrant to a financial institution in connection with an equipment financing arrangement. The warrant is exercisable for 9,450 shares of common stock at an exercise price of $4.00 per share. The warrant is immediately exercisable and expires in May 2005. The fair value of the warrant is not material for reporting purposes.

Common Stock Reserved:    Common stock reserved is as follows:

	December 31,
	2003	2002
Common stock options	16,708,966	16,723,618
Employee stock purchase plan	394,767	499,181
Common stock warrants	9,450	9,450

	17,113,183	17,232,249

Deferred Stock-based Compensation:    During 2003, 2002 and 2001, the Company recorded adjustments to deferred compensation of $615,000, $2.6 million and $2.0 million related to the cancellation of certain option grants. Deferred compensation represents the difference between the grant price and the fair value for financial statement reporting purposes of the Company’s common stock options granted during these periods. Deferred compensation expense is being amortized using the graded vesting method, in accordance with FAS 123 and FAS Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 59% of the total award in year one, 25% in year two, 12% in year three and 4% in year four. As required by APB 25, we record an adjustment to amortization of deferred compensation when employees forfeit options for which compensation expense is recognized using the graded vesting method, but which are unvested on the date their employment terminates.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Cost of revenues	$39	$256	$797
Research and development	907	2,469	7,992
Sales and marketing	44	(434)	2,361
General and administration	436	1,506	4,196

	$1,426	$3,797	$15,346

Proceeds from Stockholder:    During the quarter ended June 30, 2003, a stockholder sold shares of Centillium stock in a transaction deemed to be a short-swing sale. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profit realized from the stock sale in the amount of approximately $857,000. The Company accounted for the transaction as a contribution from a stockholder and reflected the proceeds as an increase to additional paid in capital in its financial statements. Proceeds from this sale did not effect the Company’s consolidated statement of operations.

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of additional information with respect to the stock option plan:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	574,716	7,799,926	$19.22
Options authorized	7,040,434	—	—
Options granted	(5,059,462)	5,059,462	$18.81
Options exercised	—	(612,695)	$4.04
Options available due to repurchase of unvested shares	55,283	—	—
Options canceled	6,352,773	(6,352,773)	$27.03

Balance at December 31, 2001	8,963,744	5,893,920	$12.02
Options authorized	2,074,564	—	—
Options granted	(9,617,872)	9,617,872	$5.47
Options exercised	—	(293,144)	$2.38
Options available due to repurchase of unvested shares	84,534	—	—
Options canceled	1,935,908	(1,935,908)	$10.53

Balance at December 31, 2002	3,440,878	13,282,740	$7.71
Options authorized	2,114,710	—	$—
Options granted	(3,044,911)	3,044,911	$6.30
Options exercised	—	(2,137,258)	$5.50
Options available due to repurchase of unvested shares	7,896	—	—
Options canceled	1,542,025	(1,542,025)	$8.86

Balance at December 31, 2003	4,060,598	12,648,368	$7.60

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$ 0.40–$ 2.56	1,991,297	$1.58	8.6	530,683	$1.50	0.82
$ 2.59–$ 5.15	1,548,481	$4.47	7.7	806,666	$4.81	1.03
$ 5.34–$ 5.87	1,849,301	$5.86	9.8	12,765	$5.61	0.02
$ 6.06–$ 6.62	3,731,249	$6.59	8.4	1,932,731	$6.59	3.11
$ 6.68–$ 9.80	1,324,992	$8.38	8.0	647,759	$8.08	0.95
$ 9.90–$ 19.00	1,764,585	$14.19	7.4	983,340	$15.02	1.24
$ 20.00–$ 37.15	376,463	$28.13	7.2	246,814	$27.40	0.34
$ 50.91–$ 75.13	62,000	$63.41	6.5	52,915	$63.11	0.07

$ 0.40–$ 75.13	12,648,368	$7.60	8.3	5,213,673	$8.76	7.58

At December 31, 2002 and 2001, options for 4,605,713 and 2,567,049 shares, respectively, were exercisable at a weighted average price of $8.99 and $8.21 per share, respectively.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan:    To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company’s fiscal years equal to the lesser of 400,000 shares or 1% of the Company’s outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 456,865, 460,064 and 164,621 shares of common stock during fiscal years 2003, 2002 and 2001, respectively.

SFAS 123 Assumptions and Fair Value:    The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2003, 2002 and 2001 reported in Note 1 was estimated at the date of grant.

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

	Stock Option Plan			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected life from vest date	3.3 years	2.7 years	2.9 years	6.0 months	6.0 months	6.0 months
Volatility	118%	121%	147%	94%	121%	147%
Risk-free interest rate	2.97%	2.90%	3.90%	1.08%	1.65%	1.93%
Dividend rate	—	—	—	—	—	—

The options’ weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $5.02, $4.33, and $7.86 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2003, 2002 and 2001 were $2.14, $3.74, and $7.93 per share, respectively.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(182)	$278
State	5	8	65
Foreign	128	79	57

	$133	$(95)	$400

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to loss before taxes is explained as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Tax provision (benefit) at federal statutory rate	$(4,497)	$(11,355)	$(6,560)
Loss for which no tax benefit is currently recognizable	3,957	8,690	—
Deferred compensation	485	576	5,252
Purchased in-process research and development and amortization of goodwill	—	1,983	3,583
Utilization of net operating losses	—	—	(2,237)
Other	188	11	362

Total tax provision (benefit)	$133	$(95)	$400

As of December 31, 2003, the Company has $75 million and $33 million of net operating loss carryforwards for federal and state purposes, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $3.8 million and $3.7 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses are not available to offset income until 2008 due to the recent state law change. The California research tax credits can be carried forward indefinitely.

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

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	Years ended December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$27,479	$20,440
Research and development credit carryforwards	6,277	4,733
Reserves and accruals not currently deductible	9,509	9,426
Capitalized research and development expenses	801	222

Total deferred tax assets	44,066	34,821
Valuation allowance	(44,066)	(34,821)

Net deferred tax assets	$—	$—

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

The valuation allowance increased by approximately $9.2 million for the year ended December 31, 2003, increased by approximately $14.6 million for the year ended December 31, 2002 and decreased by approximately $733,000 for the year ended December 31, 2001. The valuation allowance at December 31, 2003 and 2002 includes approximately $8.7 million and $4.6 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Note 9.    Business Segment Information

The Company’s operations involve the design, development, marketing and technical support of semiconductor products that enable broadband communications. Through December 31, 2003, the Company’s revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about any individual components.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign operations consist primarily of research and development facilities in France and India. Sales and marketing activities are conducted through other subsidiaries throughout the world. Geographic sales information for the last three fiscal years is based on the location of the end customer. The following is a summary of net revenues by major geographic area (in thousands):

	Years ended December 31,
	2003	2002	2001
Japan	$99,137	$90,260	$138,948
North America	14,470	11,431	16,710
Asia—Excluding Japan	9,806	2,660	3,108
All other	1,563	621	741

Total	$124,976	$104,972	$159,507

The following customers account for 10% or more of net total revenues:

	December 31,
	2003	2002	2001
NEC	49%	45%	38%
Sumitomo Electric Industries	31%	41%	48%

Note 10.    401(k) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. There was no amount contributed by the Company to the plan for the years ended December 31, 2003, 2002 and 2001.

Note 11.    Related Party Transactions

During 2003, the Company purchased $486,000 of foundry services and products from Semiconductor Manufacturing International Corporation (SMIC). As of December 31, 2003, the Company had recorded a liability of $213,000 for accounts payable due to SMIC. One of the Company’s directors is also a director of SMIC.

In the second quarter of 2000, the Company invested $990,000 in equity securities of Broadxent, Inc., a wholly owned subsidiary of Creative Technology Ltd. In the second quarter of 2001, in connection with an ongoing evaluation of this long-term equity investment, the Company wrote down the basis of this investment to zero as a result of impairment in the value of this asset. In the first quarter of 2002, the Company sold this long-term investment for $440,000 and reported this amount as a non operating gain.

The Company sold $2.5 million and $2.1 million of products to Broadxent, Inc. in the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, the Company had $4,600 and $486,000, respectively, in accounts receivable from Broadxent, Inc. One of the Company’s directors is also a director of Creative Technology Ltd.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Supplementary Data: Quarterly Results of Operations (unaudited)

Summarized quarterly financial information is as follows (in thousands, except per share data):

	Year 2003 Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net revenues	$27,829	$33,928	$37,498	$25,721
Cost of revenues	$14,276	$17,870	$20,706	$18,301
Gross profit	$13,553	$16,058	$16,792	$7,420
Operating income (loss)	$(3,243)	$(733)	$126	$(10,448)
Net income (loss)	$(2,960)	$(511)	$382	$(10,270)
Basic and diluted net income (loss) per share	$(0.08)	$(0.01)	$0.01	$(0.27)
Shares used to compute basic net income (loss) per share	35,235	35,819	36,972	37,704
Shares used to compute diluted net income (loss) per share	35,235	35,819	41,099	37,704

	Year 2002 Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Net revenues	$22,606	$34,413	$23,264	$24,689
Cost of revenues	$12,066	$21,283	$12,549	$13,602
Gross profit	$10,540	$13,130	$10,715	$11,087
Operating loss	$(11,052)	$(7,879)	$(5,815)	$(10,884)
Net loss	$(10,126)	$(7,404)	$(5,378)	$(10,393)
Basic and diluted net loss per share	$(0.30)	$(0.21)	$(0.15)	$(0.30)
Shares used to compute basic and diluted net loss per share	34,294	34,538	34,765	34,967

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)  Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions “Information Concerning Solicitation and Voting,” “Election for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement to be filed no later than April 30, 2004 in connection with solicitation of proxies for our annual meeting of stockholders to be held June 11, 2004 (the “Proxy Statement”).

The Company’s board of directors has determined that the Company has at least one audit committee financial expert serving on its audit committee. Irwin Federman, who has been determined to be such audit committee financial expert, is independent, as that term is used in Item 7(d) (3) (iv) of schedule 14A under the Exchange Act.

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

ITEM 14.    PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption “Audit and Related Fees” contained in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.

(a) (2)  Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2003, 2002, and 2001 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II—Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charged to Costs and Expense	Deduction Write-Offs	Balances at End of Period
Year ended December 31, 2001	$932	$102	$(8)	$1,026

Year ended December 31, 2002	$1,026	$(709)	$(157)	$160

Year ended December 31, 2003	$160	$—	$(51)	$109

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of the Registrant

3.2*****	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4.1*	Specimen certificate of common stock

4.2*	Bylaws of the Registrant

4.3*****	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2**	1997 Stock Plan

10.3**	2000 Employee Stock Purchase Plan

10.5*	Lease, dated August 16, 1999, between the Registrant and Renco Investment Company

10.21*	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation

Exhibit Number	Description

10.22*	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.

10.23**	2001 Nonstatutory Stock Option Plan

10.24***	Lease, dated August 28, 2000, between the Registrant and Bedford Property Industries, Inc.

10.25***	Change of Control Severance Agreement between the Registrant and Surendra Mandava dated December 14, 2000

10.26***	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000

10.27***	Change of Control Severance Agreement between the Registrant and Shahin Hedayat dated December 14, 2000

10.28***	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000

10.29****	Employment Terms Sheet between the Registrant and Darrel Slack dated December 12, 2001

10.30****	Offer letter between the Registrant and Todd DeBonis dated December 13, 2001

10.31******	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002

10.32******	Change of Control Severance Agreement between the Registrant and Darrel Slack dated January 14, 2003

10.33******	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003

10.34******	Change of Control Severance Agreement between the Registrant and Todd DeBonis dated January 15, 2003

10.35*******	Offer letter between the Registrant and Tony Shakib dated March 24, 2003

10.36*******	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003

10.37	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.

14.1	Ethics Policy

21.1***	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

**	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.

***	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.

****	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

*****	Incorporated by reference to the Exhibits filed with the Registration Statement on Form 8-K filed with the Commission on December 31, 2002.

******	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.

*******	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.

(b)  Reports on Form 8-K

We filed the following current reports on Form 8-K during the quarter ended December 31, 2003:

Form 8-K filed on October 23, 2003 reporting third quarter earnings.

(c)  Exhibits

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 5, 2004.

CENTILLIUM COMMUNICATIONS, INC.

By:	/s/ FARAJ AALAEI
Faraj Aalaei Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAMRAN ELAHIAN Kamran Elahian	Chairman of the Board	March 5, 2004

/s/ FARAJ AALAEI Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/s/ DARREL SLACK Darrel Slack	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ SHAHIN HEDAYAT Shahin Hedayat	Director	March 5, 2004

/s/ JERE DRUMMOND Jere Drummond	Director	March 5, 2004

/s/ IRWIN FEDERMAN Irwin Federman	Director	March 5, 2004

/s/ ROBERT C. HAWK Robert C. Hawk	Director	March 5, 2004

/s/ LIP-BU TAN Lip-Bu Tan	Director	March 5, 2004