Form 10-Q
period 2004-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2004-05-06
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-30649

CENTILLIUM COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3263530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

215 Fourier Avenue

Fremont, California 94539

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

Yes ☒ No ☐

On April 29, 2004, approximately 37,936,362 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,303	$24,734
Short-term investments	61,711	64,892
Accounts receivable - net of allowance for doubtful accounts of $109 at March 31, 2004 and December 31, 2003	5,544	12,476
Inventories	6,949	11,908
Prepaid and other current assets	3,064	3,718

Total current assets	102,571	117,728
Property and equipment, net	7,134	7,385
Other assets	518	511

Total assets	$110,223	$125,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,432	$7,434
Accrued payroll & related expenses	4,575	5,315
Accrued liabilities	15,351	16,168
Capital leases - current portion	—	527

Total current liabilities	26,358	29,444
Other liabilities	174	143
Commitments and contingencies
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	242,528	242,348
Deferred compensation	(139)	(292)
Accumulated other comprehensive income	46	36
Accumulated deficit	(158,782)	(146,093)

Total stockholders’ equity	83,691	96,037

Total liabilities and stockholders’ equity	$110,223	$125,624

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues	$15,839	$27,829
Cost of revenues	8,784	14,276

Gross profit	7,055	13,553

Operating expenses:
Research and development	14,261	11,585
Sales and marketing	3,371	2,789
General and administrative	2,363	2,380
Amortization of other acquisition - related intangibles	—	42

Total operating expenses	19,995	16,796

Operating loss	(12,940)	(3,243)
Interest income, net	277	324

Loss before provision for income taxes	(12,663)	(2,919)
Provision for income taxes	(26)	(41)

Net loss	$(12,689)	$(2,960)

Basic and diluted net loss per share	$(0.33)	$(0.08)

Weighted average shares used to compute basic and diluted net loss per share	37,891	35,235

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities
Net loss	$(12,689)	$(2,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,405	1,659
Stock based compensation expense	150	301
Loss on retirements of property and equipment	—	14
Amortization of other acquisition-related intangibles	—	41
Changes in operating assets and liabilities:
Accounts receivable	6,932	(3,978)
Inventories	4,959	1,935
Prepaid and other current assets	654	(248)
Other assets	(7)	(1)
Accounts payable	(1,002)	(1,101)
Accrued payroll and related expenses	(740)	150
Accrued liabilities	(817)	2,408
Other liabilities	31	(28)

Net cash used in operating activities	(1,124)	(1,808)
Investing activities
Purchases of short-term investments	(9,459)	(9,357)
Sales and maturities of short-term investments	12,650	3,538
Purchases of property and equipment	(1,154)	(525)

Net cash provided by (used in) investing activities	2,037	(6,344)
Financing activities
Principal payments on capital lease obligations	(527)	(210)
Proceeds from issuance of common stock, net of repurchases	183	68

Net cash used in financing activities	(344)	(142)

Net increase (decrease) in cash and cash equivalents	569	(8,294)
Cash and cash equivalents at beginning of period	24,734	93,513

Cash and cash equivalents at end of period	$25,303	$85,219

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2004

1. Description of Business

Centillium Communications, Inc. (“Centillium” or the “Company”) was incorporated in California on February 21, 1997. The Company develops products designed for the Digital Subscriber Line (DSL) and Voice-over-Internet Protocol (VoIP) markets and is also developing Fiber-To-The-Premises (FTTP) products, which it expects to introduce in 2004.

Our revenues currently are derived primarily from the sale of our DSL and VoIP products, which include the CopperFlite, Palladia, Maximus and Entropia families of products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2004, and the consolidated results of its operations and cash flows for the three months ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The unaudited condensed consolidated financial statements include all the accounts of the Company and those of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and financial information normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2004.

Use of Estimates

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

3. Stock-based Compensation

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined based on the awards’ fair value on the grant date consistent with the preferred method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(12,689)	$(2,960)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	150	301
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(3,746)	(7,169)

Pro forma net loss	$(16,285)	$(9,828)

Basic and diluted net loss per share - as reported	$(0.33)	$(0.08)

Basic and diluted net loss per share - pro forma	$(0.43)	$(0.28)

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements, and therefore has not recorded any liabilities for these agreements as of March 31, 2004.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become a party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should the Company not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified, resulting in decreased profits. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of March 31, 2004, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next three months are $6.4 million.

5. Balance Sheet Information

Inventories:

The components of inventories are as follows (in thousands):

	March 31, 2004	December 31, 2003
Work-in-process	$4,412	$5,475
Finished goods	2,537	6,433

	$6,949	$11,908

Accrued Liabilities:

The components of accrued liabilities are as follows (in thousands):

	March 31, 2004	December 31, 2003
Accrued royalties	$12,823	$13,211
Accrued other liabilities	2,528	2,957

	$15,351	$16,168

Warranty:

Warranty activity for the three months ended March 31, 2004 and March 31, 2003 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balances at beginning of period	$460	$608
Product warranty accruals	(101)	143
Warranty costs incurred	(23)	(242)

Balances at end of period	$336	$509

6. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 and 2003 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss	$(12,689)	$(2,960)

Basic and diluted:
Weighted average shares of common stock outstanding	37,891	35,279
Less weighted average shares subject to repurchase	—	(44)

Weighted average shares used to compute basic and diluted loss per share	37,891	35,235

Basic and diluted loss per share	$(0.33)	$(0.08)

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options, warrants and shares subject to repurchase of approximately 12,828,000 and 13,156,000 shares of common stock have been excluded for the three months ended March 31, 2004 and 2003, respectively.

8. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(12,689)	$(2,960)
Change in unrealized gain on available-for-sale investments	10	(1)

Total comprehensive loss.	$(12,679)	$(2,961)

9. Business Segment Information and Customer Concentration

The Company’s operations involve the design, development, marketing and technical support of semiconductor products that enable broadband communications. Through March 31, 2004, the Company’s revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoIP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2004	2003
NEC	36%	42%
Sumitomo Electric Industries	35%	41%
Lucent	19%	(1)
(1) Less than 10%

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended March 31,
	2004	2003
Japan	$11,590	$23,241
United States	3,201	3,219
Asia — Excluding Japan	1,043	756
All other	5	613

Total	$15,839	$27,829

10. Related Party Transactions

In the first quarter of 2004, one of the Company’s directors was elected to the Board of Directors of Cadence Design Systems, Inc. (Cadence). During this period, the Company paid $304,000 as license fees for software tools and had recorded a liability of $430,000 as of March 31, 2004 for accounts payable due to Cadence.

One of the Company’s directors is also a director of Semiconductor Manufacturing International Corporation (SMIC). The Company purchased $954,000 and $486,000 of foundry services and products from SMIC during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, the Company had $511,000 and $486,000, respectively, of accounts payable due to SMIC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 5, 2004. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

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

Overview

Founded in 1997, Centillium Communications, Inc (“Centillium” or the “Company”) provides semiconductor products that enable broadband communications to the home and business enterprise. We serve the DSL and the Voice over Internet Protocol markets. Our current customers are broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and Voice over Internet Protocol semiconductor products, which include the Maximus™, Palladia™, CopperFlite™ and Entropia™ families of products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31 2004	March 31 2003
Net revenues	100%	100%
Cost of revenues	55	51

Gross profit	45	49

Operating expenses:
Research and development	90	42
Sales and marketing	22	10
General and administrative	15	9
Amortization of other acquisition -related intangibles	—	—

Total operating expenses	127	61

Operating loss	(82)	(12)
Interest income, net	2	1
Provision for income taxes	—	—

Net loss	(80)%	(11)%

Net Revenues. Net revenues for the three months ended March 31, 2004 were $15.8 million compared to $27.8 million for the three months ended March 31, 2003, a decrease of $12.0 million or 43%. This decrease in net revenues for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003 primarily resulted from a 33% decrease in the total unit volume shipments of our DSL products and a 19% decline in the weighted average selling price of our DSL products. We expect the unit volume of shipments to increase slightly in the second quarter of 2004 as compared to the first quarter. Average unit selling prices are expected to decrease slightly in the second quarter as we sell inventory on hand and transition to our next generation products.

Competition and technological change in the rapidly evolving DSL market has influenced and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and VoIP products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

Revenue from our DSL products accounted for $15.3 million or 96% of net revenues for the three months ended March 31, 2004, as compared to $27.2 million or 98% of net revenues for the three months ended March 31, 2003. Revenues from VoIP products accounted for $33,000 of revenues in the three months ended March 31, 2004 as compared to $464,000 for the three months ended March 31, 2003, or approximately 0.2% and 2% of net revenues, respectively. Revenues from technology development services accounted for $505,000 of revenues in the three months ended March 31, 2004 as compared to $123,000 for the three months ended March 31, 2003 or approxiamately 3% and 0.4%, respectively.We anticipate that revenues from our DSL products will continue to account for greater than 90% of our net revenues for the balance of 2004. Revenues from technology development services are not expected to be material in future periods.

The following customers accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2004	2003
NEC	36%	42%
Sumitomo Electric Industries	35%	41%
Lucent	19%	(1)
(1)	Less than 10%

Net revenues to international customers, who were primarily located in Japan, comprised 80% and 88% of our net revenues for the three months ended March 31, 2004 and 2003, respectively. Japan’s DSL market is an important part of our business and net new DSL subscribers are a significant driver of consumption for Centillium’s DSL products.

Cost of Revenues, Gross Profit and Gross Profit Margin. Cost of revenues includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, royalties related to purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. Cost of revenues was $8.8 million and $14.3 million for the three months ended March 31, 2004 and 2003, resulting in a gross profit of $7.1 million and $13.6 million and a gross profit margin of 45% and 49%, respectively. The decrease in gross profit was primarily due to lower revenue while the decrease in gross profit margin resulted from lower average selling prices offset, in part, by reduced manufacturing costs. Our future gross profit margins may be affected by competitive pricing strategies, fluctuation in the volume of our product sales, fluctuations in silicon wafer costs, possible changes in product mix and the introduction of certain lower margin products, among other factors.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, depreciation associated with software development tools, and amortization of deferred stock-based compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. Research and development expenditures increased by approximately $2.7 million, or 23%, to $14.3 million for the three months ended March 31, 2004 as compared to $11.6 million for the three months ended March 31, 2003. These increases were primarily due to increases in software tools & equipment expense, salaries, consultant and prototype expenses.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred stock-based compensation. Sales and marketing expenditures increased by approximately $582,000 or 21%, to $3.4 million for the three months ended March 31, 2004 as compared to $2.8 million for the three months ended March 31, 2003. The increase was due primarily to an increases in salaries and related costs, evaluation board costs, consultant expenses, recruiting expenses and travel related expenses, partially offset by lower commission expense for the external sales representatives and internal sales force.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and personnel related expenses for executives, finance, accounting, facilities, information services, and human resources; corporate insurance, amortization of deferred stock-based compensation, recruiting expenses, legal, audit and other professional fees, and other corporate expenses. General and administrative expenditures were $2.4 million in the three month periods ended March 31, 2004 and 2003.

Stock-Based Compensation Expense. Stock-based compensation expense, which is allocated among the above expense categories, was $150,000 in the three months ended March 31, 2004 as compared to $301,000 in the three months ended March 31, 2003. This expense decrease of $151,000 is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life.

Amortization of Other Acquisition Intangibles. Amortization of goodwill and other acquisition-related intangibles was zero and $42,000 in the three months ended March 31, 2004 and 2003, respectively. These intangible assets were fully amortized at June 30, 2003.

Interest Income, Net. Interest income, net, was $277,000 for the three months ended March 31, 2004 as compared to $324,000 for the three months ended March 31, 2003, a decrease of $47,000 or 15%. This decrease was primarily due to lower invested balances in our cash, cash equivalents and short-term investment portfolio.

Provision for Income Taxes. Income tax expense was $26,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively. The provisions for income taxes relate to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At March 31, 2004, we had $87.0 million in cash, cash equivalents and short-term investments as compared to $89.6 million at December 31, 2003.

Operating activities for the three months ended March 31, 2004 used $1.1 million in cash. The net cash used in operating activities was primarily the result of our net loss of $12.7 million, a decrease in accounts payable of $1.0 million and a decrease in accrued liabilities of $1.6 million partially offset by a decrease in our accounts receivable of $6.9 million, a decrease in inventory of $5.0 million, a decrease in prepaid and other current assets of $654,000 and non-cash expenses of $1.4 million for depreciation and amortization and $150,000 for stock based compensation. The decrease in accounts receivable is the result of lower sales in the first quarter of 2004 as compared to sales in the fourth quarter of 2003. Inventories decreased in the first quarter of 2004 as we managed down the inventories from the high levels at December 31, 2003. The decrease in accounts payable was the result of the lower purchase commitments in the first quarter of 2004 as we reduced our inventory balances. We anticipate our operating expenses to remain relatively constant for the remainder of 2004 as we continue to invest in new product development.

For the three months ended March 31, 2004, net cash provided by investing activities was $2.0 million. Net cash provided by investing activities related to sales and maturities of short-term investments of $12.7 million, partially offset by purchases of short-term investments of $9.5 million and purchases of property and equipment of $1.2 million. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash used by financing activities was $344,000 for the three months ended March 31, 2004. Net cash used by financing activities consisted of principal payments on capital lease obligations of $527,000 offset by net proceeds of $183,000 from the issuance of common stock under employee stock plans.

Our principal source of liquidity as of March 31, 2004 consisted of $87.0 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

Our principal commitments as of March 31, 2004 consist of obligations under operating leases and non-cancelable purchase obligations. Significant contractual obligations and commercial commitments as of March 31, 2004 are shown in the table below (in thousands):

	Total	Less than 1 Year	1 - 3 Years	After 3 Years
Operating leases - facilities	$7,255	$1,285	$3,015	$2,955
Operating leases - software	3,363	2,356	1,007	—
Inventory purchases	6,427	6,427	—	—

Total cash obligations	$17,045	$10,068	$4,022	$2,955

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

Risk Factors

You should carefully consider the risks described below and all of the information contained in this Form 10-Q and on our Form 10-K, filed with the Securities and Exchange Commission on March 5, 2004. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed and the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT MAINTAIN PROFITABILITY.

We have not reported an operating profit for any year since our incorporation and have experienced a net loss of approximately $12.7 million in the first quarter of 2004 and net losses of $13.4 million and $33.3 million for the years ended December 31, 2003 and 2002, respectively.

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

SIGNIFICANT FLUCTUATIONS OR A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 73% of net revenues for the three months ended March 31, 2004, compared to 84% of net revenues for the three months ended March 31, 2003. To date, our sales have been dependent on the continuous growth of new DSL subscribers in Japan. During the first nine months of 2003, new DSL subscribers in Japan increased significantly compared to prior and subsequent periods. Fluctuations in new subscribers in Japan impact our revenues on a quarterly basis and a sustained slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three months ended March 31, 2004 and the year ended December 31, 2003, 80% and 87% respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.

We sell our DSL products primarily to network equipment manufacturers. Our top two customers for the three month period ended March 31, 2004 were NEC and Sumitomo, accounting for 36% and 35% of our net revenues, respectively. For the year ended December 31, 2003, NEC and Sumitomo accounted for 49% and 31% of our net revenues, respectively. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE ARE SUBJECT TO ORDER AND SHIPMENT UNCERTAINTIES, AND ANY SIGNIFICANT ORDER CANCELLATIONS OR DEFERRALS COULD ADVERSELY AFFECT OUR BUSINESS.

We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products, we could incur significant charges against our revenue.

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

Our revenues are heavily dependent on the increase in demand for DSL services. DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. While part of our strategy is to diversify our product markets beyond DSL into such areas as Fiber-to-the-Premises and VoIP, if any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business and results of operations.

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

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2004, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $234,000 decrease in the fair value of our available-for-sale securities as of March 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Faraj Aalaei, Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Darrel Slack, Vice President and Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Faraj Aalaei, Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Darrel Slack, Vice President and Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed or furnished the following current reports on Form 8-K during the quarter ended March 31, 2004:

(i)	Form 8-K furnished on January 29, 2004 reporting fourth quarter and annual earnings for 2003.

(ii)	Form 8-K furnished on March 22, 2004 announcing the resignation of Shahin Hedayat from Centillium’s board of directors and the appointment of Syrus Madavi to Centillium’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)

Dated: May 6, 2004	By:	/s/ DARREL SLACK

Darrel Slack Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)