Form 10-Q
period 2004-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2004-08-05
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

On July 28, 2004, approximately 38,328,331 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,380	$24,734
Short-term investments	46,151	64,892
Accounts receivable - net of allowance for doubtful accounts of $109 at June 30, 2004 and December 31, 2003	12,000	12,476
Inventories	6,184	11,908
Prepaid and other current assets	3,985	3,718

Total current assets	97,700	117,728
Property and equipment, net	7,059	7,385
Other assets	530	511

Total assets	$105,289	$125,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,273	$7,434
Accrued payroll and related expenses	4,932	5,315
Accrued liabilities	15,256	16,168
Capital leases - current portion	—	527

Total current liabilities	31,461	29,444
Other liabilities	210	143
Commitments and contingencies

Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	243,546	242,348
Deferred compensation	(95)	(292)
Accumulated other comprehensive income (loss)	(79)	36
Accumulated deficit	(169,792)	(146,093)

Total stockholders’ equity	73,618	96,037

Total liabilities and stockholders’ equity	$105,289	$125,624

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$18,532	$33,928	$34,371	$61,757
Cost of revenues	10,114	17,870	18,898	32,146

Gross profit	8,418	16,058	15,473	29,611

Operating expenses:
Research and development	13,561	11,294	27,822	22,879
Sales and marketing	3,217	3,192	6,588	5,981
General and administrative	2,899	2,264	5,262	4,644
Amortization of other acquisition-related intangibles	—	41	—	83

Total operating expenses	19,677	16,791	39,672	33,587

Operating loss	(11,259)	(733)	(24,199)	(3,976)
Interest income, net	295	247	572	571

Loss before provision for income taxes	(10,964)	(486)	(23,627)	(3,405)
Provision for income taxes	(46)	(25)	(72)	(66)

Net loss	$(11,010)	$(511)	$(23,699)	$(3,471)

Basic and diluted net loss per share	$(0.29)	$(0.01)	$(0.62)	$(0.10)

Weighted average shares used to compute basic and diluted net loss per share	38,066	35,819	37,979	35,527

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net loss	$(23,699)	$(3,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,698	3,284
Stock based compensation expense	194	677
Loss on retirements of property and equipment	2	18
Amortization of other acquisition-related intangibles	—	83
Changes in operating assets and liabilities:
Accounts receivable	476	(15,392)
Inventories	5,724	129
Prepaid and other current assets	(267)	(1,523)
Other assets	(19)	(138)
Accounts payable	3,839	3,935
Accrued payroll and related expenses	(383)	330
Accrued liabilities	(912)	4,144
Other liabilities	67	(55)

Net cash used in operating activities	(12,280)	(7,979)
Investing activities
Purchases of short-term investments	(12,799)	(38,871)
Sales and maturities of short-term investments	31,425	7,538
Purchases of property and equipment	(2,374)	(1,101)

Net cash provided by (used in) investing activities	16,252	(32,434)
Financing activities
Principal payments on capital lease obligations	(527)	(1,093)
Proceeds from issuance of common stock, net of repurchases	1,201	6,470
Proceeds from shareholder	—	857

Net cash provided by financing activities	674	6,234

Net increase (decrease) in cash and cash equivalents	4,646	(34,179)
Cash and cash equivalents at beginning of period	24,734	93,513

Cash and cash equivalents at end of period	$29,380	$59,334

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2004

1. Description of Business

Centillium Communications, Inc. (“Centillium” or the “Company”) was incorporated in California on February 21, 1997. The Company designs, develops and supplies products that enable broadband communications to the home and business enterprise. We primarily serve the Digital Subscriber Line (DSL) and Voice-over-Internet Protocol (VoIP) markets. The Company is also developing Fiber-To-The-Premises (FTTP) products, which it expects to begin initially shipping to customers in the second half of 2004. Our revenues are currently derived primarily from the sale of our DSL and VoIP products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2004 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires Centillium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable, provisions for inventories to reflect net realizable value, sales returns and allowances, product warranty and other liabilities. Actual results could differ from those estimates.

3. Stock-based Compensation

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined based on the awards’ fair value on the grant date consistent with the preferred method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(11,010)	$(511)	$(23,699)	$(3,471)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	44	376	194	677
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(2,838)	(6,859)	(6,584)	(14,028)

Pro forma net loss	$(13,804)	$(6,994)	$(30,089)	$(16,822)

Basic and diluted net loss per share - as reported	$(0.29)	$(0.01)	$(0.62)	$(0.10)

Basic and diluted net loss per share - pro forma	$(0.36)	$(0.20)	$(0.79)	$(0.47)

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and therefore has not recorded any liabilities for these agreements as of June 30, 2004.

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

In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The Company is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. As of June 30, 2004, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next three months are $6.6 million.

5. Balance Sheet Information

Inventories:

The components of inventories are as follows (in thousands):

	June 30, 2004	December 31, 2003
Work-in-process	$3,419	$5,475
Finished goods	2,765	6,433

	$6,184	$11,908

Accrued Liabilities:

The components of accrued liabilities are as follows (in thousands):

	June 30, 2004	December 31, 2003
Accrued royalties	$13,056	$13,211
Accrued other liabilities	2,200	2,957

	$15,256	$16,168

Warranty:

Warranty activity for the six months ended June 30, 2004 was as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Balances at beginning of period	$460	$608
Product warranty accruals	(101)	218
Warranty costs incurred	(38)	(287)

Balances at end of period	$321	$539

6. Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2004 and 2003 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(11,010)	$(511)	$(23,699)	$(3,471)

Basic and diluted:
Weighted average shares of common stock outstanding	38,066	35,833	37,979	35,578
Less: Weighted average shares subject to repurchase	—	(14)	—	(51)

Weighted average shares used to compute basic and diluted net loss per share	38,066	35,819	37,979	35,527

Basic and diluted net loss per share	$(0.29)	$(0.01)	$(0.62)	$(0.10)

The Company has excluded all shares attributable to outstanding warrants and stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Shares attributable to options and warrants and shares subject to repurchase of approximately 12,570,000 and 12,084,000 shares of common stock have been excluded for the three and six months ended June 30, 2004 and 2003, respectively.

8. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(11,010)	$(511)	$(23,699)	$(3,471)
Change in unrealized gain (loss) on available-for-sale investments	(125)	30	(115)	29

Total comprehensive loss	$(11,135)	$(481)	$(23,814)	$(3,442)

9. Business Segment Information and Customer Concentration

The Company’s operations involve the design, development, marketing and technical support of semiconductor products that enable broadband communications to the home and business enterprise. Through June 30, 2004, the Company’s revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoIP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NEC	50%	56%	43%	50%
Sumitomo Electric Industries	38%	31%	37%	36%
Lucent	*	*	10%	*

*	Less than 10%

Revenues are attributed to geographic areas based on the location of the customer to which products are sold. The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Japan	$16,623	$29,500	$28,213	$52,733
United States	1,076	1,868	4,277	5,086
Asia — Excluding Japan	714	2,235	1,757	3,245
All other	119	325	124	693

Total	$18,532	$33,928	$34,371	$61,757

10. Related Party Transactions

In the first quarter of 2004, one of the Company’s directors, was elected to the Board of Directors of Cadence Design Systems, Inc. (Cadence). During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the third quarter of 2005. During the three and six-months ended June 30, 2004, the Company paid $430,000 and $734,000, respectively, to Cadence under the license agreement. As of June 30, 2004, the Company has a recorded a liability of $430,000 to Cadence.

This Director is also a director of Semiconductor Manufacturing International Corporation (SMIC). The Company purchased $2,510,000 and $3,464,000 of foundry services and products from SMIC during the three and six months ended June 30, 2004, respectively. The Company did not purchase any foundry services or products from SMIC during the six months ended June 30, 2003. As of June 30, 2004, the Company has $1,880,000 of accounts payable due to SMIC.

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will”. Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Founded in 1997, Centillium Communications, Inc. (“Centillium” or the “Company”) designs, develops and supplies semiconductor products that enable broadband communications to the home and business enterprise. We primarily serve the Digital Subscriber Line (DSL) and the Voice-over-Internet Protocol (VoIP) markets. The Company is also developing Fiber-To-The-Premises (FTTP) products. Our current customers are primarily broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and VoIP semiconductor products, which include the Maximus™, Palladia™, CopperFlite™ and Entropia™ families of products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2004 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	55	53	55	52

Gross profit	45	47	45	48

Operating expenses:
Research and development	73	33	81	37
Sales and marketing	17	9	19	10
General and administrative	16	7	15	8
Amortization of other acquisition-related intangibles	—	—	—	—

Total operating expenses	106	49	115	55

Operating loss	(61)	(2)	(70)	(7)
Interest income, net	2	1	1	1
Provision for income taxes	—	—	—	—

Net loss	(59)%	(1)%	(69)%	(6)%

Net Revenues. Net revenues for the three months ended June 30, 2004 were $18.5 million compared to $33.9 million for the three months ended June 30, 2003, a decrease of $15.4 million or 45%. Net revenues for the six months ended June 30, 2004 were $34.4 million compared to $61.8 million for the six months ended June 30, 2003, a decrease of $27.4 million or 44%. The decreases in net revenues for the three and six months ended June 30, 2004 as compared with the three and six months ended June 30, 2003 primarily reflect a decrease in total unit shipments of our DSL products and a decrease in the weighted average selling price of our DSL products.

Revenue from our DSL products accounted for $17.7 million or 96% of net revenues for the three months ended June 30, 2004, as compared to $33.4 million or 98% of net revenues for the three months ended June 30, 2003. DSL revenues during the six months ended June 30, 2004 accounted for $33.1 million or 96% of net revenues as compared to $60.6 million or 98% of net revenues for the six months ended June 30, 2003. Revenues from VoIP products accounted for $488,000 of revenues in the three months ended June 30, 2004 as compared to $448,000 for the three months ended June 30, 2003, or approximately 3% and 1% of net revenues, respectively. VoIP revenues accounted for $521,000 of revenues in the six months ended June 30, 2004 as compared to $913,000 for the six months ended June 30, 2003, or approximately 1% of net revenues in each period.

Competition and technological change in the rapidly evolving DSL market has influenced and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

The following customers accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NEC	50%	56%	43%	50%
Sumitomo Electric Industries	38%	31%	37%	36%
Lucent	*	*	10%	*

*	Less than 10%

Net revenues to international customers, who were primarily located in Japan, comprised 94% and 88% of our net revenues for the three and six months ended June 30, 2004, respectively, and 95% and 92% for the three and six months ended June 30, 2003, respectively. Japan’s DSL market is an important part of our business and net new DSL subscribers are a significant driver of consumption for Centillium’s DSL products.

Cost of Revenues, Gross Profit and Gross Profit Margin. Cost of revenues includes the cost of purchasing the finished silicon wafers manufactured by independent foundries, costs associated with assembly, packaging, test and quality assurance for semiconductor products, royalties related to purchased technology, and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. Cost of revenues was $10.1 million and $17.9 million for the three months ended June 30, 2004 and 2003, respectively, resulting in a gross profit of $8.4 million and $16.1 million and a gross profit margin of 45% and 47%, respectively. Cost of revenues was $18.9 million and $32.1 million for the six months ended June 30, 2004 and 2003, respectively, resulting in a gross profit of $15.5 million and $29.6 million and a gross profit margin of 45% and 48%, respectively. The decrease in gross profit was primarily due to lower revenue while the decrease in gross profit margin resulted from lower average selling prices offset, in part, by reduced manufacturing costs and the sale of approximately $1.2 million of inventory that was previously written off. Our future gross profit margins may be affected by competitive pricing strategies, fluctuation in the volume of our product sales, fluctuations in silicon wafer costs, possible changes in product mix and the introduction of certain lower margin products, among other factors.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs related to the fabrication of our silicon chips, depreciation associated with software development tools, and amortization of deferred stock-based compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. Research and development expenditures increased by approximately $2.3 million, or 20%, to $13.6 million for the three months ended June 30, 2004 as compared to $11.3 million for the three months ended June 30, 2003. Research and development expenditures increased by approximately $4.9 million, or 22%, to $27.8 million for the six months ended June 30, 2004 as compared to $22.9 million for the six months ended June 30, 2003. These increases were primarily due to increases in software tools and equipment expense, salaries, consultant expenses and prototype expenses.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support functions, costs associated with promotional and other marketing expenses, as well as amortization of deferred stock-based compensation. Sales and marketing expenditures remained relatively consistent at $3.2 million for the three months ended June 30, 2004 and 2003. Sales and marketing expenditures increased by approximately $600,000, or 10%, to $6.6 million for the six months ended June 30, 2004 as compared to $6.0 million for the six months ended June 30, 2003. The increase for the six months ended June 30, 2004 as compared to the same period in 2003 was due primarily to an increase in salaries and related costs, evaluation board costs, consultant expenses, recruiting expenses and travel related expenses, partially offset by lower commission expense for the external sales representatives and internal sales force.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and personnel related expenses for executives, finance, accounting, facilities, information services, and human resources; corporate insurance, amortization of deferred stock-based compensation, recruiting expenses, legal, audit and other professional fees, and other corporate expenses. General and administrative expenditures increased by approximately $635,000, or 28%, to $2.9 million for the three month periods ended June 30, 2004 as compared to $2.3 million for the three months ended June 30, 2003. General and administrative expenditures increased by approximately $618,000, or 13%, to $5.3 million for the six months ended June 30, 2004 as compared to $4.6 million for the six months ended June 30, 2003. These increases were primarily due to increases in salaries and related costs, travel expenses, and legal and accounting expenses.

Stock-Based Compensation Expense. Stock-based compensation expense, which is allocated among the above expense categories, was $44,000 in the three months ended June 30, 2004 as compared to $376,000 in the three months ended June 30, 2003. Stock-based compensation expense was $194,000 in the six months ended June 30, 2004 as compared to $677,000 in the six months ended June 30, 2003. The decrease in expense for the three and six month periods is primarily related to the use of the graded vesting method, which results in accelerated amortization of deferred compensation expense in the earlier years of the awards’ expected life.

Interest Income, Net. Interest income, net, was $295,000 for the three months ended June 30, 2004 as compared to $247,000 for the three months ended March 31, 2003, an increase of $48,000 or 19%. This increase was primarily due to higher invested balances in our short-term investment portfolio. Interest income, net, was $572,000 for the six months ended June 30, 2004 as compared to $571,000 for the six months ended June 30, 2003.

Provision for Income Taxes. Income tax expense was $46,000 and $72,000 for the three and six months ended June 30, 2004, respectively, and $25,000 and $66,000 for the three and six months ended June 30, 2003, respectively. The provisions for income taxes relate to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the sale of equity securities. At June 30, 2004, we had $75.5 million in cash, cash equivalents and short-term investments as compared to $89.6 million at December 31, 2003.

Operating activities for the six months ended June 30, 2004 used $12.3 million in cash. The net cash used in operating activities was primarily the result of our net loss of $23.7 million, a decrease in accrued liabilities of $912,000, an increase in prepaid and other current assets of $267,000 and a decrease in accrued payroll and related expenses of $383,000 offset by non-cash expenses of $2.7 million for depreciation and amortization and $194,000 for stock based compensation, a decrease in inventory of $5.7 million, an increase in accounts payable of $3.8 million and an increase in our accounts receivable of $476,000. Inventories decreased in the first half of 2004 as we managed down the inventories from the high levels at December 31, 2003. The increase in accounts receivable and accounts payable was the result of a significant amount of inventory being received from our subcontract manufacturers and immediately shipped to customers during the month of June. We anticipate that our operating expenses will remain relatively constant for the remainder of 2004 as we continue to invest in new product development, expand our sales force and incur expenses related to the compliance requirements of the Sarbanes-Oxley Act.

For the six months ended June 30, 2004, net cash provided by investing activities was $16.3 million. Net cash provided by investing activities related to sales and maturities of short-term investments of $31.4 million, partially offset by purchases of short-term investments of $12.8 million and purchases of property and equipment of $2.4 million. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities.

Net cash provided by financing activities was $674,000 for the six months ended June 30, 2004. Net cash provided by financing activities consisted of net proceeds of $1.2 million from the issuance of common stock under employee stock plans offset by principal payments on a capital lease obligation of $527,000.

Our principal source of liquidity as of June 30, 2004 consisted of $75.5 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investments securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

Our principal commitments as of June 30, 2004 consist of obligations under operating leases and non-cancelable purchase obligations. Significant contractual obligations and commercial commitments as of June 30, 2004 are shown in the table below (in thousands):

	Total	Less than 1 Year	1-3 Years	After 3 Years
Operating leases – facilities	$7,271	$1,419	$3,133	$2,719
Operating leases – software	9,251	2,682	6,569	—
Inventory purchases	6,630	6,630	—	—

Total cash obligations	$23,152	$10,731	$9,702	$2,719

Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. We believe that existing cash, cash equivalents and investment securities will be sufficient to support our current operating plan for the next twelve months. These cash flow and profitability expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

On July 29, 2003, Centillium filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the registration and potential issuance of up to $90 million of Centillium securities. The securities covered by the universal shelf, which may include common stock, preferred stock, depositary shares, warrants or debt securities, are being registered on a delayed basis because Centillium did not intend to sell securities immediately upon the effectiveness of the registration statement. The actual amount and type of securities, or combination of securities, to be issued and the terms of those securities, will be determined at the time of sale, if such sale occurs.

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

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE.

We have not reported an operating profit for any year since our inception and have experienced a net loss of approximately $23.7 million in the six months ended June 30, 2004 and net losses of $13.4 million and $33.3 million for the years ended December 31, 2003 and 2002, respectively.

Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future and may not achieve or maintain profitability.

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

WE OPERATE IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY, WHICH IS SUBJECT TO SIGNIFICANT DOWNTURNS.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These factors have caused substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in their businesses in the past and we may experience cyclical fluctuations in the future.

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

There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new infrastructure. Any of these trends, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline. Specifically, we have experienced:

•	reduced demand for our products;

•	increased price competition for our products;

•	increased risk of excess and obsolete inventories;

•	higher research and development and general and administrative costs, as a percentage of revenue.

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

SIGNIFICANT FLUCTUATIONS OR A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Sales to customers located in Japan accounted for 90% and 82% of net revenues for the three and six months ended June 30, 2004, respectively, compared to 87% and 85% of net revenues for the three and six months ended June 30, 2003, respectively. To date, our sales have been dependent on the continuous growth of new DSL subscribers in Japan. Fluctuations in new subscribers in Japan impact our revenues on a quarterly basis and a sustained slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. For the three and six months ended June 30, 2004, 94% and 88%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.

We sell our products primarily to network equipment manufacturers. Our top two customers for the six month period ended June 30, 2004 were NEC and Sumitomo, accounting for 43% and 37% of our net revenues, respectively. For the year ended December 31, 2003, NEC and Sumitomo accounted for 49% and 31% of our net revenues, respectively. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

WE ANTICIPATE LOWER MARGINS AS PRODUCTS MATURE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

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

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. The loss of the services of certain key senior management or technical personnel, or our inability to attract, retain and motivate qualified personnel, could materially and adversely affect our business, financial condition and results of operations.

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

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers’ products, infringe on their intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

We expect that our current cash and cash equivalents and investment securities balances will be adequate to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.

We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Co., Ltd, Semiconductor Manufacturing International Corporation and United Microelectronics Corporation. If we fail to obtain components in sufficient quantities when required or if we cannot adequately control manufacturing process quality, product yields or production costs, our business could be harmed. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2004, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $165,000 decrease in the fair value of our available-for-sale securities as of June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The Company is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 11, 2004. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

1. Election of the following nominees as Directors for a three year term ending in 2007:

	Votes For	Votes Withheld
Irwin Federman	31,126,572	2,468,668
Robert C. Hawk	31,195,006	2,400,234

2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004:

For	Against	Abstain	Broker Non-vote
31,574,692	2,010,455	10,093	0

3. Approval of amendment of the Company’s 1997 Stock Plan (the “Plan”) (i) to increase the number of options to purchase common stock of the Company automatically granted under the Plan to non-employee directors when such individual first joins the Company’s Board of Directors from 20,000 shares to 50,000 shares, and (ii) to increase the number of options to purchase common stock of the Company automatically granted under the Plan to such non-employee directors after each annual meeting of stockholders from 5,000 shares to 15,000 shares:

For	Against	Abstain	Broker Non-vote
5,691,247	11,997,663	1,794,563	14,111,767

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.38	Offer letter dated July 13, 2004 between the Registrant and J. Scott Kamsler.

10.39	Change of Control Severance Agreement dated as of July 23, 2004 by and between the Registrant and J. Scott Kamsler.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed or furnished the following current report on Form 8-K during the quarter ended June 30, 2004:

(i)	Form 8-K furnished on April 28, 2004 reporting first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC.
(Registrant)

Dated: August 5, 2004	By:	/s/ J. SCOTT KAMSLER
J. Scott Kamsler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)