Form 10-Q
period 2004-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2004-11-05
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30649

CENTILLIUM COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3263530 (IRS Employer Identification Number)

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

     On October 15, 2004, approximately 38,374,243 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$29,558	$24,734
Short-term investments	38,997	64,892
Accounts receivable - net of allowance for doubtful accounts of $151 at September 30, 2004 and $109 at December 31, 2003	6,883	12,476
Inventories	9,350	11,908
Prepaid and other current assets	3,304	3,718

Total current assets	88,092	117,728
Property and equipment, net	6,433	7,385
Other assets	533	511

Total assets	$95,058	$125,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,261	$7,434
Accrued payroll and related expenses	4,756	5,315
Accrued liabilities	15,690	16,168
Capital leases - current portion	—	527

Total current liabilities	28,707	29,444
Other liabilities	224	143
Commitments and contingencies
Stockholders’ equity:
Common stock	38	38
Additional paid-in capital	243,599	242,348
Deferred compensation	(50)	(292)
Accumulated other comprehensive income (loss)	(55)	36
Accumulated deficit	(177,405)	(146,093)

Total stockholders’ equity	66,127	96,037

Total liabilities and stockholders’ equity	$95,058	$125,624

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$20,368	$37,498	$54,740	$99,255
Cost of revenues	10,281	20,706	29,179	52,852

Gross profit	10,087	16,792	25,561	46,403

Operating expenses:
Research and development	11,958	11,117	39,780	33,996
Sales and marketing	3,292	2,874	9,880	8,855
General and administrative	2,632	2,675	7,895	7,319
Amortization of other acquisition-related intangibles	—	—	—	83

Total operating expenses	17,882	16,666	57,555	50,253

Operating income (loss)	(7,795)	126	(31,994)	(3,850)
Interest income, net	219	280	791	851

Income (loss) before provision for income taxes	(7,576)	406	(31,203)	(2,999)
Provision for income taxes	37	24	109	90

Net income (loss)	$(7,613)	$382	$(31,312)	$(3,089)

Basic earnings (loss) per share	$(0.20)	$0.01	$(0.82)	$(0.09)

Diluted earnings (loss) per share	$(0.20)	$0.01	$(0.82)	$(0.09)

Common shares outstanding	38,340	36,972	38,099	36,009

Common shares outstanding assuming dilution	38,340	41,099	38,099	36,009

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities
Net loss	$(31,312)	$(3,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,861	4,717
Stock based compensation expense	242	1,058
Loss on retirements of property and equipment	82	19
Amortization of other acquisition-related intangibles	—	83
Changes in operating assets and liabilities:
Accounts receivable	5,593	(5,456)
Inventories	2,558	(10,369)
Prepaid and other current assets	414	(1,809)
Other assets	(22)	(152)
Accounts payable	827	6,142
Accrued payroll and related expenses	(559)	390
Accrued liabilities	(478)	3,124
Other liabilities	81	(83)

Net cash used in operating activities	(18,713)	(5,425)
Investing activities
Purchases of short-term investments	(18,239)	(51,508)
Sales and maturities of short-term investments	44,043	25,238
Purchases of property and equipment	(2,991)	(2,327)

Net cash provided by (used in) investing activities	22,813	(28,597)
Financing activities
Principal payments on capital lease obligations	(527)	(1,533)
Proceeds from issuance of common stock, net of repurchases	1,251	12,216
Proceeds from shareholder	—	857

Net cash provided by financing activities	724	11,540

Net increase (decrease) in cash and cash equivalents	4,824	(22,482)
Cash and cash equivalents at beginning of period	24,734	93,513

Cash and cash equivalents at end of period	$29,558	$71,031

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2004

1. Description of Business

     Centillium Communications, Inc. (“Centillium” or the “Company”) was incorporated in California on February 21, 1997. The Company designs, develops and supplies products that enable broadband communications to the consumer, enterprise and service provider markets. We primarily serve the Digital Subscriber Line (DSL) and Voice-over-Internet Protocol (VoIP) markets. The Company is also developing Fiber-To-The-Premises (FTTP) products, which it expects to begin shipping to customers in the fourth quarter of 2004. Our revenues are currently derived primarily from the sale of our DSL and VoIP products.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2004 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(7,613)	$382	$(31,312)	$(3,089)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	48	381	242	1,058
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(2,448)	(5,502)	(9,032)	(19,530)

Pro forma net loss	$(10,013)	$(4,739)	$(40,102)	$(21,561)

Basic and diluted net earnings (loss) per share - as reported	$(0.20)	$0.01	$(0.82)	$(0.09)

Basic and diluted net loss per share - pro forma	$(0.26)	$(0.13)	$(1.05)	$(0.60)

4. Commitments and Contingencies

     From time to time, claims are made against the Company in the ordinary course of its business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse affect on the Company’s results of operations for that period or future periods.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company generally indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements as of September 30, 2004.

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

     In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The Company is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

     The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on wafer supply agreements or non-cancelable purchase orders. At September 30, 2004, the Company’s non-cancelable purchase obligations for wafers, all expected to be delivered within the next three months, are $4.5 million.

5. Balance Sheet Information

          Inventories:

          The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Work-in-process	$3,608	$5,475
Finished goods	5,742	6,433

	$9,350	$11,908

          Accrued Liabilities:

          The components of accrued liabilities are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Accrued royalties	$13,438	$13,211
Accrued other liabilities	2,252	2,957

	$15,690	$16,168

          Warranty:

          Warranty activity for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003
Balances at beginning of period	$320	$539	$460	$608
Product warranty accruals	(46)	91	(147)	309
Warranty costs incurred	(25)	(84)	(64)	(371)

Balances at end of period	$249	$546	$249	$546

6. Provision for Income Taxes

     The provision for income taxes for the three and nine months ended September 30, 2004 and 2003 relates to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(7,613)	$382	$(31,312)	$(3,089)

Basic and diluted:
Weighted average shares of common stock outstanding	38,340	36,976	38,099	36,030
Less: Weighted average shares subject to repurchase	—	(4)	—	(21)

Weighted average shares used to compute common shares outstanding	38,340	36,972	38,099	36,009
Add effect of dilutive potential common shares	—	4,127	—	—

Common shares outstanding-assuming dilution	38,340	41,099	38,099	36,009

Basic earnings (loss) per share	$(0.20)	$0.01	$(0.82)	$(0.09)

Diluted earnings (loss) per share	$(0.20)	$0.01	$(0.82)	$(0.09)

     The Company incurred a loss for the three and nine month periods ended September 30, 2004 and for the nine month period ended September 30, 2003. The effect of dilutive securities totaling approximately 12,483,000 and 11,157,000 in 2004 and 2003, respectively, have been excluded from the computation of diluted loss per share, as their impact would be anti-dilutive. Stock options to purchase approximately 2,700,702 shares for the three month period ended September 30, 2003 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

8. Comprehensive Net Loss

     The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(7,613)	$382	$(31,312)	$(3,089)
Change in unrealized gain (loss) on available-for-sale investments	24	(10)	(91)	19

Total comprehensive income (loss)	$(7,589)	$372	$(31,403)	$(3,070)

9. Business Segment Information and Customer Concentration

     The Company’s operations involve the design, development, marketing and technical support of semiconductor products that enable broadband communications to the consumer, enterprise and service provider markets. Through September 30, 2004, the Company’s revenues have been primarily derived from one business segment, the sale of broadband communication products for the DSL and VoIP markets. The Company sells primarily to original equipment manufacturers and companies in the communications industries.

     The following customers, both of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NEC	52%	53%	46%	51%
Sumitomo Electric Industries	34%	31%	36%	34%

     Revenues are attributed to geographic areas based on the location of the customer to which products are sold. The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Japan	$17,378	$31,417	$45,584	$84,150
United States	1,636	3,575	5,921	8,661
Asia — Excluding Japan	945	2,289	2,575	5,534
All other	409	217	660	910

Total	$20,368	$37,498	$54,740	$99,255

10. Related Party Transactions

     In the first quarter of 2004, one of the Company’s directors, was elected to the Board of Directors of Cadence Design Systems, Inc. (Cadence). During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the third quarter of 2005. During the three and nine months ended September 30, 2004, the Company paid $430,000 and $1,164,000, respectively, to Cadence under the license agreement. As of September 30, 2004, the Company has recorded a liability of $430,000 to Cadence.

     This director is also a director of Semiconductor Manufacturing International Corporation (SMIC). The Company purchased $4,427,000 and $7,891,000 of foundry services and products from SMIC during the three and nine months ended September 30, 2004, respectively. The Company did not purchase any foundry services or products from SMIC during the nine months ended September 30, 2003. As of September 30, 2004, the Company has $1,086,000 of accounts payable due to SMIC.

11. Subsequent Event

     On October 28, 2004, the Company announced a corporate restructuring plan. Under the plan, the Company initiated a workforce reduction affecting approximately 70 employees. The cost of severance benefits for the affected employees is estimated to be approximately $1.5 million. The actions under the plan are expected to be effected primarily in the fourth quarter of 2004 and completed in the first quarter of 2005.

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

     The section entitled “Risk Factors” and similar discussions in our other reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or increase your investment.

Overview

     Founded in 1997, Centillium Communications, Inc. (“Centillium” or the “Company”) designs, develops and supplies products that enable broadband communications to the consumer, enterprise and service provider markets. We primarily serve the Digital Subscriber Line (DSL) and Voice-over-Internet Protocol (VoIP) markets. The Company is also developing Fiber-To-The-Premises (FTTP) products. Our current customers are primarily broadband access equipment vendors who manufacture DSL equipment for use in the phone companies’ communications infrastructure or in the customer premise for high-speed Internet or other network access in a home or small business. Our customers also include equipment vendors who supply products that allow convergence of data and voice networks. Our revenues are derived primarily from the sale of our DSL and VoIP semiconductor products, which include the Maximus™, Palladia™, CopperFlite™ and Entropia™ families of products.

Critical Accounting Policies

     There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2004 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

     The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues	50	55	53	53

Gross profit	50	45	47	47

Operating expenses:
Research and development	59	30	73	35
Sales and marketing	16	8	18	9
General and administrative	13	7	14	7
Amortization of other acquisition -related intangibles	—	—	—	0

Total operating expenses	88	45	105	51

Operating loss	(38)	—	(58)	(4)
Interest income, net	1	1	1	1
Provision for income taxes	0	0	0	0

Net income (loss)	(37)%	1%	(57)%	(3)%

     Net Revenues. Net revenues for the three months ended September 30, 2004 were $20.4 million compared to $37.5 million for the three months ended September 30, 2003, a decrease of $17.1 million or 46%. Net revenues for the nine months ended September 30, 2004 were $54.7 million compared to $99.3 million for the nine months ended September 30, 2003, a decrease of $44.5 million or 45%. The decreases in net revenues for the three and nine months ended September 30, 2004 as compared with the three and nine months ended September 30, 2003 primarily resulted from the significant decreases in total unit shipments of our DSL products and to a slight decrease in the weighted average selling price of our DSL products.

     Revenue from our DSL products accounted for $19.3 million or 95% of net revenues for the three months ended September 30, 2004, as compared to $36.8 million or 98% of net revenues for the three months ended September 30, 2003. DSL revenues during the nine months ended September 30, 2004 accounted for $52.3 million or 96% of net revenues as compared to $97.4 million or 98% of net revenues for the nine months ended September 30, 2003. Revenues from VoIP products accounted for $1.1 million of revenues in the three months ended September 30, 2004 as compared to $700,000 for the three months ended September 30, 2003, or approximately 5% and 2% of net revenues, respectively. VoIP revenues accounted for $1.6 million of revenues in each of the nine months ended September 30, 2004 and 2003 or approximately 3% and 2% of net revenues in each period.

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

     The following customers accounted for more than 10% of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NEC	52%	53%	46%	51%
Sumitomo Electric Industries	34%	31%	36%	34%

     Net revenues to international customers, who were primarily located in Japan, comprised 92% and 89% of our net revenues for the three and nine months ended September 30, 2004, respectively, and 90% and 91% for the three and nine months ended September 30, 2003, respectively. Japan’s DSL market is an important part of our business, and net new DSL subscribers are a significant driver of consumption for Centillium’s DSL products.

     Cost of Revenues, Gross Profit and Gross Profit Margin. Cost of revenues principally consist of the cost of purchased finished silicon wafers, costs associated with assembly, packaging, test and quality assurance, royalties and manufacturing overhead, including the cost of personnel associated with manufacturing support. Cost of revenues was $10.3 million and $20.7 million for the three months ended September 30, 2004 and 2003, respectively, resulting in a gross profit of $10.1 million and $16.8 million and a gross profit margin of 50% and 45%, respectively. Cost of revenues was $29.2 million and $52.9 million for the nine months ended September 30, 2004 and 2003, respectively, resulting in a gross profit of $25.6 million and $46.4 million and a gross profit margin of 47% and 47%, respectively. The decrease in gross profit for the three and nine month periods ended September 30, 2004 compared to the comparable periods last year was primarily due to lower revenue. The increase in gross profit margin for the three months ended September 30, 2004 compared to the comparable three month period last year was primarily due to lower manufacturing costs and product mix. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuation in unit volume, changes in the costs charged by our manufacturing and packaging subcontractors and changes in product mix, among other factors.

     Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers, prototype costs, and depreciation, amortization and maintenance of development tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses. Research and development expenditures increased by approximately $841,000, or 8%, to $12.0 million for the three months ended September 30, 2004 as compared to $11.1 million for the three months ended September 30, 2003. Research and development expenditures increased by approximately $5.8 million, or 17%, to $39.8 million for the nine months ended September 30, 2004 as compared to $34.0 million for the nine months ended September 30, 2003. These increases were primarily due to increases in salaries, consultant expenses, software tools and equipment expense and travel offset by lower amortization of deferred compensation. As a result of the corporate restructuring announced on October 28, 2004, research and development expenses in 2005 for salaries and consultants in particular and other research and development expenses in general are anticipated to decrease by more than $2.0 million per quarter as compared to expenses in the three months ended June 30, 2004.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales, customer service and applications engineering support and costs associated with promotional and other marketing expenses. Sales and marketing expenditures increased by approximately $418,000, or 15%, to $3.3 million for the three months ended September 30, 2004 as compared to $2.9 million for the three months ended September 30, 2003. Sales and marketing expenditures increased by approximately $1.0 million, or 12%, to $9.9 million for the nine months ended September 30, 2004 as compared to $8.9 million for the nine months ended September 30, 2003. These increases for the nine months ended September 30, 2004 as compared to the same period in 2003 was due primarily to an increase in salaries and related costs, evaluation board costs, consultants, recruiting and travel expenses, partially offset by lower commissions. We expect that sales and marketing expenses will increase slightly as we continue to develop our sales and marketing force outside of Japan.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executives, finance, accounting, facilities, information services and human resources; corporate insurance, recruiting expenses, legal, audit and accounting fees. General and administrative expenditures decreased by approximately $43,000, or 2%, to $2.6 million for the three month period ended September 30, 2004 as compared to $2.7 million for the three months ended September 30, 2003. General and administrative expenditures increased by approximately $576,000, or 8%, to $7.9 million for the nine months ended September 30, 2004 as compared to $7.3 million for the nine months ended September 30, 2003. These increases were primarily due to increases in salaries and related costs, recruiting, travel and legal and accounting expenses offset by lower business insurance expense and amortization of deferred compensation. We expect that future general and administrative expenses will increase due to compliance with the Sarbanes-Oxley Act of 2002.

     Stock-Based Compensation Expense. Stock-based compensation expense, which is allocated among the above expense categories, was $48,000 in the three months ended September 30, 2004 as compared to $381,000 in the three months ended September 30, 2003. Stock-based compensation expense was $242,000 in the nine months ended September 30, 2004 as compared to $1.1 million in the nine months ended September 30, 2003. The decrease in expense for the three and nine month periods is primarily related to the use of the graded vesting method, which resulted in accelerated amortization of deferred compensation expense in earlier periods. Deferred compensation will be fully amortized by December 31, 2004.

     Interest Income, Net. Interest income, net, was $219,000 for the three months ended September 30, 2004 as compared to $280,000 for the three months ended March 31, 2003, a decrease of $61,000 or 22%. Interest income, net, was $791,000 for the nine months ended September 30, 2004 as compared to $851,000 for the nine months ended September 30, 2003, a decrease of $60,000 or 7%. These decreases were primarily due to lower invested cash balances.

     Provision for Income Taxes. Income tax expense was $37,000 and $109,000 for the three and nine months ended September 30, 2004, respectively, and $24,000 and $90,000 for the three and nine months ended September 30, 2003, respectively. The provisions for income taxes relate to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of equity securities. At September 30, 2004, we had $68.6 million in cash, cash equivalents and short-term investments as compared to $89.6 million at December 31, 2003.

     Operating activities for the nine months ended September 30, 2004 used $18.7 million in cash. The net cash used in operating activities was primarily the result of our net loss of $31.3 million, a decrease in accrued payroll and related expenses of $559,000 and a decrease in accrued liabilities of $478,000 offset by non-cash expenses of $3.9 million for depreciation and amortization and $242,000 for stock based compensation, a decrease in our accounts receivable of $5.6 million, a decrease in inventory of $2.6 million, an increase in accounts payable of $827,000 million and a decrease in prepaid and other current assets of $414,000. Inventories decreased in the nine months ended September 30, 2004 as we managed down inventories from the high levels at December 31, 2003. The decrease in accounts receivable was the result of lower net revenue and increased linearity of product shipments in the three months ended September 30, 2004 as compared to the three months ended December 31, 2003. We anticipate that our operating expenses will remain relatively constant for the three months ended December 31, 2004, as we incur expenses for the corporate restructuring announced on October 28, 2004 and continue to expand our sales force and incur expenses related to the compliance requirements of the Sarbanes-Oxley Act of 2002.

     For the nine months ended September 30, 2004, net cash provided by investing activities was $22.8 million. Net cash provided by investing activities related to sales and maturities of short-term investments of $44.0 million, partially offset by purchases of short-term investments of $18.2 million and the purchase of $3.0 million of property and equipment. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development activities. We expect expenditures for the property and equipment to decrease in the near term as we implement our corporate restructuring.

     Net cash provided by financing activities was $724,000 for the nine months ended September 30, 2004, which consisted of net proceeds of $1.3 million from the issuance of common stock under employee stock plans, offset by principal payments on a capital lease obligation of $527,000.

     Our principal source of liquidity as of September 30, 2004 consisted of $68.6 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

     The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years
Operating leases - facilities	$6,903	$1,372	$3,062	$2,469
Operating leases - software	8,715	2,742	5,973	—
Inventory purchases	4,454	4,454	—	—

Total cash obligations	$20,072	$8,568	$9,035	$2,469

     Our future capital requirements depend on many factors that affect our research, development, collaboration and sales and marketing activities. We believe that existing cash, cash equivalents and investment securities will be sufficient to support our current operating plan for the next twelve months. These cash flow and operating expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

     We expect to devote capital resources to support our sales, marketing, and product development programs and to fund other general corporate activities. From time to time, we receive various inquiries or claims in connection with intellectual property and other rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Depending on the amount and timing of the resolutions of these claims, our future cash flows could be materially adversely affected in a particular period.

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

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE.

     We have not reported an operating profit for any year since our inception and have experienced a net loss of approximately $31.3 million in the nine months ended September 30, 2004 and net losses of $13.4 million and $33.3 million for the years ended December 31, 2003 and 2002, respectively.

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

SIGNIFICANT FLUCTUATIONS OR A SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN WOULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     Sales to customers located in Japan accounted for 85% and 83% of net revenues for the three and nine months ended September 30, 2004, respectively, compared to 84% and 85% of net revenues for the three and nine months ended September 30, 2003, respectively. To date, our sales have been dependent on the continuous growth of new DSL subscribers in Japan. Fluctuations in new subscribers in Japan impact our revenues on a quarterly basis and a sustained slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

WE ARE EXPOSED TO INCREASED COSTS AND RISKS ASSOCIATED WITH COMPLYING WITH INCREASING AND NEW REGULATION OF CORPORATE GOVERNANCE AND DISCLOSURE STANDARDS.

     We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL, VOIP AND FTTP. IF THE DEMAND FOR BROADBAND ACCESS SERVICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.

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

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.

     We sell our products primarily to network equipment manufacturers. Our top two customers for the nine month period ended September 30, 2004 were NEC and Sumitomo, accounting for 46% and 36% of our net revenues, respectively. For the year ended December 31, 2003, NEC and Sumitomo accounted for 49% and 31% of our net revenues, respectively. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

     In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The Company is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL WHICH MIGHT NOT BE AVAILABLE OR WHICH, IF AVAILABLE, COULD BE ON TERMS ADVERSE TO OUR COMMON STOCKHOLDERS.

     We expect that our current cash and cash equivalents and investment securities balances will be adequate to meet our working capital and capital expenditure needs for at least twelve months. After that, we may need to raise additional funds, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. Further, if we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. If we are unable to obtain this additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

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

     A substantial portion of our revenues has been derived from customers located outside of the United States. For the three and nine months ended September 30, 2004, 92% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our cash and short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2004, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $123,000 decrease in the fair value of our available-for-sale securities as of September 30, 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

10.40	Change of Control Severance Agreement dated as of September 29, 2004 by and between the Registrant and Wayne Gartin.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, I NC. (Registrant)
Dated: November 5, 2004	By:	/s/ J. SCOTT KAMSLER
J. Scott Kamsler
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.40	Change of Control Severance Agreement dated as of September 29, 2004 by and between the Registrant and Wayne Gartin.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.