Form 10-K
period 2004-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2005-03-11
CIK 1107194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, was approximately $123,916,000 based upon the closing price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      On February 14, 2005, approximately 38,829,941 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2005 Annual Meeting of Stockholders, to be filed on or before May 2, 2005.

CENTILLIUM COMMUNICATIONS, INC.
FORM 10-K
ANNUAL REPORT
      Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

CAUTIONARY STATEMENT
      This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, our target markets, our ability to design, develop and supply competitive products, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report, and similar discussions in our other Securities and Exchange Commission (“SEC”) filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
PART I

ITEM 1.	BUSINESS
COMPANY OVERVIEW
      Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are original equipment manufacturers who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.
      Centillium was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number at that location is (510) 771-3700. Our Internet address is www.centillium.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol “CTLM.”
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
      This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly-integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today’s broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.
TARGET MARKETS AND CENTILLIUM PRODUCTS
      Centillium designs, develops and supplies a portfolio of products for a number of the key applications enabling broadband communications. Currently, our target markets include Digital Subscriber Line (DSL) semiconductor products for use in the service provider’s central office and for use in a DSL subscriber’s home or business, Voice over Internet Protocol (VoIP) products for use in carrier-class and enterprise-class voice gateways and switches and for use in the consumer telephony market and optical access products initially targeting the emerging Fiber-To-The-Premises (FTTP) market. The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets.
Digital Subscriber Line (DSL)
      Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use a greater range of frequencies over existing copper telephone lines than traditional telephone services which in turn allows greater bandwidth to send and receive information. DSL speeds range from 128 Kbps up to 50 Mbps depending on the distance between the central office and subscriber. These data rates enable DSL service providers to offer a wide range of new bundled broadband services.
      Our DSL products are based on a type of DSL technology known as asymmetrical DSL or ADSL. ADSL technology provides substantially faster transmission of data from the network to the end-user than from the end-user to the network. This tradeoff works to the consumer’s advantage in that most users typically download more data from the network than they send to the network. Each of our DSL products generally consists of two semiconductor devices — a mixed-signal device and a digital device. The mixed-signal chip translates signals between analog and digital formats, and our digital chip incorporates our proprietary software programmable digital signal processor.

DSL Central Office (CO) Infrastructure Products
      Centillium’s Maximustm family of DSL central office infrastructure products is used in various types of communications equipment that aggregate and process data traffic from a substantial number of individual telephone lines for transmission through a data network. Our Maximus products are based on our eXtremeDSLMAX technology, which supports data rates up to 50 Mbps downstream and 5 Mbps upstream and extends the reach of ADSL service up to 22,000 feet. In addition, it supports the range of data rates required by ADSL2/2+ Annex A, B, C, L and J. Our high performance, tightly-integrated infrastructure chipsets offer high port density coupled with low power consumption. High port density means that a service provider can serve more customers with fewer pieces of equipment, while a low power chipset leads to lower energy and operational costs for the service provider. These features effectively lower costs for service providers.

DSL Customer Premises Equipment (CPE) Products
      Centillium’s Palladiatm family of products is used in various types of customer premises equipment that process data signals between a regular telephone line and a computer. It enables end-users to simultaneously connect to the Internet at very high data rates while talking on the telephone or sending a fax. Our Palladia products, as with our Maximus products, are based on our eXtremeDSLMAX technology. Our high performance DSL CPE chipsets enable CPE equipment manufacturers to produce devices with high data throughput. In addition, the integration of various features, small form factor and low power consumption of our Palladia chipsets result in lower production and ownership costs.
Voice over Internet Protocol (VoIP)
      The increased demand from service providers and enterprises to deliver voice and data communications over a single integrated network has accelerated the trend towards the use of VoIP technology. This technology provides the most bandwidth-efficient method of transmitting voice information in discrete packets over the traditional circuit-based infrastructure of the public switched telephone network. The convergence of voice and data traffic over internet networks delivered from a single multi-service network offers a major benefit through this simplified network solution.
      Currently, most telephony service providers maintain two separate networks — one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways and soft switches, digital loop carriers and IP DSL access multiplexers, and media terminal adapters and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities.

VoIP Products
      Centillium leverages its expertise in mixed-signal system-on-chip technology and software applications to deliver VoIP products for carrier-class and enterprise-class gateways and consumer telephony. Designing VoIP processors for next-generation voice, media and wireless gateways along with carrier-grade VoIP products for the rapidly growing CPE market, our Entropiatm and Atlantatm product families provide system designers with broad flexibility while delivering a strong combination of performance and features.
      Entropia III, our flagship VoIP product, is an advanced VoIP system-on-chip processor that can process up to 1,008 voice channels for voice and media gateways, wireless infrastructure gateways, Class 4 and 5 switches, digital loop carriers, voice-enabled IP routers and IP private branch exchange (PBX) systems. Entropia II LP is our VoIP product that processes up to 336 voice channels per chip. Entropia II LP is marketed for use in central office and enterprise voice equipment that require mid-level channel densities and central office equipment that process both DSL and VoIP signals. Entropia II EG is our VoIP product that processes up to 96 voice channels per chip. Entropia II EP is marketed for use in central office access gateways and enterprise voice equipment that requires lower channel densities.
      Centillium’s Voice Services Platformtm (VSP) is a combination of silicon and software building blocks that can be used for the development of consumer VoIP telephony applications. Our VSP provides original equipment manufacturers with toll-quality voice, fax and routing functionality, including advanced calling features such as global phone number portability, virtual phone numbers, conferencing, superior echo cancellation and a host of other new features not available with traditional phone service.
      Our Atlanta 100 product is a voice processing system-on-chip for customer premises equipment that supports up to eight voice channels for toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta 100 product can connect directly to a broadband modem or be added as part of a small office-home office network.
Fiber-To-The-Premises (FTTP)
      FTTP technologies, as with DSL, provide high speed network access for both residential and business end users. FTTP offers speeds of service up to 1 Gbps without the limitations of distance or the symmetry/ asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider’s network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams.
      Our FTTP products are based on a type of optical technology known as Passive Optical Networking (PON). In this market space, we have introduced Ethernet-based PON (EPON) products. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly — a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.

FTTP products
      In 2004, we announced four new products for the FTTP market: central office (CO) transceivers, CO protocol processors, customer premises equipment (CPE) transceivers and CPE protocol processors. Transceivers are used to convert light signals contained in individual strands of optical fiber into electrical signals suitable for higher level data processing. Protocol processors pick up the data stream from a transceiver and manage the bi-directional flow of information for delivery to an end user. End users may then use these streams of data to access the Internet over high speed circuits or connect voice devices (VoIP or traditional analog telephones), as well as receive video broadcasts. Our CO products are characterized by high performance, high density and low power consumption, while our CPE products showcase advanced integration of functions targeting cost and ease of design.
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
      Software programmable digital signal processor. A cornerstone of our technology is our internally-developed software programmable digital signal processor. A digital signal processor, as it relates to communications applications, encodes digital data for transmission over bandwidth-limited media, such as copper telephone lines, and recovers the encoded data at the receiving end. Our software programmable digital signal processor is optimized for communications applications and provides high processing bandwidth with low power requirements. This digital signal processor can be programmed for several different applications, such as DSL and VoIP networking. This software programmable digital signal processor technology gives us the advantage of field programmability of devices. Field programmability means that service providers can remotely upgrade their equipment to address new standards or enable improved features, thereby extending the life cycles of their equipment while incurring lower costs.

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
      Digital chip design. We are experts in the area of highly complex, high-speed digital chip development. We design both the logic and the physical layout for our products. This design expertise has enabled us to develop tightly integrated digital chips that have small form factors and consume low power.
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
      A small number of customers have historically accounted for a substantial portion of our revenue. In 2004, 2003 and 2002, NEC Corporation (NEC) accounted for 42%, 49% and 45% and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 35%, 31% and 41% of net revenues, respectively. No other customer accounted for 10% or more of net revenues. Furthermore, our revenues since inception have been concentrated in Japan.
      The following is a summary of net revenues by major geographic area as a percentage of total revenues:

	Years Ended
	December 31,

	2004	2003	2002

Japan	78%	79%	86%
United States	13	12	11
Other	9	9	3

Total	100	100	100

      The loss of a key customer could materially and adversely affect our business, financial condition and results of operations. We expect that our key customers will continue to account for a substantial portion of our net revenues in 2005 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice and do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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
RESEARCH AND DEVELOPMENT
      We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2004, we employed 235 engineers in Research and Development. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets.
      We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Our principal design centers are located in Fremont, California, India and France.
      Research and development expense in 2004, 2003 and 2002 was approximately $53.7 million, $46.2 million and $50.8 million, respectively.
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

Wafer Fabrication
      We do not own or operate a wafer fabrication facility. Most of our silicon wafers are produced by Taiwan Semiconductor Manufacturing Company and Semiconductor Manufacturing International Corporation. The inability of any one of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to assure production capacity, while maintaining the option of qualifying new foundries to provide additional production capacity if needed. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Assembly and Test
      Completed silicon wafers are probed and the individual die are assembled, packaged and tested by one of our subcontractors: Advanced Semiconductor Engineering, Inc., Amkor Technology, Inc., STATS ChipPAC Ltd., and United Test and Assembly Center Limited. While we have not experienced any material disruption in supply from assembly and testing subcontractors to date, we could experience assembly and testing problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity.

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
      We prequalify our foundry and assembly and testing subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor’s quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly and testing subcontractors. We monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels. In cases where we purchase wafers on a fixed cost basis, any improvement in yields can reduce our cost per chip.
COMPETITION
      Although we produce system-level products, we primarily compete with vendors of semiconductor devices for our target broadband communications market. We believe that the principal factors of competition for semiconductor vendors in these markets are product capabilities, level of integration, rate of data throughput, performance and reliability, power consumption, price, time-to-market, system cost, intellectual property rights, customer support and reputation. We believe we compete favorably with respect to most of these factors.
      We compete with a number of domestic and international suppliers of semiconductors in the markets that we compete in. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, our competitors may in the future develop technologies that more effectively address our markets at a lower cost. We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.
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
EMPLOYEES
      As of December 31, 2004, we had a total of 340 employees, of whom 235 were engineers. None of our employees is represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense and there is no assurance that we will continue to be successful in the future.

ITEM 2.	PROPERTIES
      We occupy two buildings in Fremont, California with approximately 104,000 square feet of space under a lease which expires in February 2011. These buildings house our corporate headquarters, administration, sales and marketing, research and development, and operations departments. Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan and South Korea for sales offices.
      We believe that our current facilities will be adequate for at least the next twelve months and that additional leased space can be obtained on commercially reasonable terms if needed.

ITEM 3.	LEGAL PROCEEDINGS
      In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is currently in process and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
      Our Common Stock has traded on the Nasdaq National Market under the symbol “CTLM” since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock on the Nasdaq National Market:

Quarter	High	Low

Year ended December 31, 2004:
First quarter	$7.55	$4.26
Second quarter	$4.50	$3.02
Third quarter	$3.76	$2.38
Fourth quarter	$2.80	$2.12
Year ended December 31, 2003:
First quarter	$4.75	$2.35
Second quarter	$11.03	$4.13
Third quarter	$12.14	$6.60
Fourth quarter	$8.16	$4.90
      On February 14, 2005, there were approximately 134 record holders of the Company’s Common Stock, and the last reported sale price of the Company’s common stock was $2.09. There were approximately 4,877 beneficial stockholders as of February 14, 2005.
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

	Years Ended December 31,

	2004	2003	2002(1)	2001(2)	2000

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$71,151	$124,976	$104,972	$159,507	$56,474
Gross profit	$33,472	$53,823	$45,472	$79,726	$24,223
Operating loss	$(43,977)	$(14,298)	$(35,630)	$(21,847)	$(49,826)
Net loss	$(43,062)	$(13,359)	$(33,301)	$(19,693)	$(45,998)
Net loss per share — basic and diluted	$(1.13)	$(0.37)	$(0.96)	$(0.59)	$(2.00)
Shares used to compute basic and diluted net loss per share	38,210	36,433	34,641	33,495	22,950
Consolidated Balance Sheet Data:
Cash and cash equivalents an short-term investments	$62,191	$89,626	$102,002	$110,853	$87,684
Working capital	$49,115	$88,284	$83,795	$103,663	$94,739
Total assets	$81,945	$125,624	$122,439	$144,208	$127,943
Long-term debt and capital lease obligations, less current portion	$—	$—	$525	$—	$221
Total stockholders’ equity	$55,332	$96,037	$93,823	$121,158	$106,870

1.	Results of operations for 2002 include a $5.8 million charge for impairment of goodwill.

2.	Results of operations for 2001 include a $7.4 million charge for in-process research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement
      You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.
      All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will.” Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.
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
      Revenue Recognition. Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance.
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
      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. We record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.
      Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors. We typically use a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.
      Warranty. A limited warranty is provided on our products generally for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor product returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.
      Litigation and Contingencies. From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. In certain cases, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Should we not be able to secure the terms we expect or should the terms become more favorable than the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.
      The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for our management’s judgment in their application. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this prospectus that contain accounting policies and other disclosures required by GAAP.

Overview
      The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are original equipment manufacturers who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.
      We currently sell through our direct sales force and third-party sales representatives in the Asia-Pacific region, Europe, and North America.
      Since inception, our net revenues have been derived primarily from the sale of our DSL products to two customers in Japan. These two customers are NEC Corporation (NEC) and Sumitomo Electric Industries, Ltd. (Sumitomo). In 2004 compared to 2003, the ADSL new subscriber market in Japan shrank dramatically, which adversely impacted our financial performance. As the DSL market approaches maturity, we expect that the incremental net subscriber rate will remain at or be lower than the rate experienced in 2004.
      We have not reported an operating profit for any year since inception and have experienced net losses of approximately $43.1 million, $13.4 million and $33.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.
      We must achieve substantial revenue growth to improve our financial position. Our ability to achieve the necessary growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business within broadband access by targeting opportunities in the FTTP and VoIP markets. In 2004, we introduced Atlanta 100, which provides a secure high performance router solution for the CPE market with superior VoIP capability, and our Voice Services Platform (VSP), which is designed as the consumer electronics industry’s turnkey platform for the development and deployment of carrier-grade VoIP products. We also announced a full line of optical access products for the developing FTTP market.
      In addition to our expanded product lines, we have also increased our sales and marketing presence outside of Japan and streamlined our operating expenses specifically in the research and development area. The investments we made in our design center in India and attracting talented engineers resulted in our ability to broaden our product offerings.

      Towards the end of 2004, we streamlined our organization by implementing a workforce reduction and terminating a license for certain software development tools. We canceled certain development programs to better focus on higher growth opportunities. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development. In addition, the Company recorded a $1.4 million charge for the early termination of a certain licensed software development tool.
      Our planned actions for 2005 are based on certain assumptions concerning the adoption of broadband technologies, the rate of DSL subscriber growth and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.
      Net Revenues: In 2004, 2003 and 2002, DSL revenues accounted for 94%, 98% and 96% of our net revenues, respectively. In 2004, 2003 and 2002, NEC accounted for 42%, 49% and 45% and Sumitomo accounted for 35%, 31% and 41% of net revenues, respectively. No other customer accounted for 10% or more of net revenues during this three-year period.
      We believe revenues from our DSL products will decrease as a percentage of net revenues due to the anticipated growth in revenue from VoIP and FTTP products. We believe that our two largest customers will continue to account for a substantial portion of our net revenues in 2005.
      Our sales have historically been denominated in U.S. dollars, and major fluctuations in currency and exchange rates could materially impact our customer’s demand and pricing overall.
      The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, to the time we generate corresponding revenue, if any. We anticipate that the rate of new orders may vary significantly from month to month. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.
      Competition and technological change in the rapidly evolving DSL market has and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and Voice over Internet Protocol products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.
      Cost of Revenues: We are a fabless semiconductor company and we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalty, labor and overhead associated with product procurement and production engineering support, provisions for excess and obsolete inventories, and product warranty costs.
      Research and Development Expenses: Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants, prototype costs, evaluation and testing of pre-production parts, engineering design tools and amortization of deferred stock-based compensation. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.
      Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses include personnel costs in sales and marketing, product marketing, applications engineering, and corporate functions including accounting, finance, legal, human resources, and information systems and amortization of deferred stock-based compensation.

      Stock-based Compensation: Deferred compensation represents the difference between the grant price and the fair value for financial statement reporting purposes of the Company’s common stock option grants. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. As of December 31, 2004, the deferred compensation has been fully amortized.
      Interest Income and Other, Net: Interest income consists of interest earned on cash and cash equivalent balances and short-term investments.
      Provision for Income Taxes: The provision for income tax expense was $155,000 in 2004 and $133,000 in 2003. The provisions for income taxes relate to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions.
      As of December 31, 2004, we have $118 million and $49 million of net operating loss carryforwards for federal and state purposes, respectively. We also have research and development tax credit carryforwards for federal and state purposes of approximately $4.7 million and $4.8 million, respectively. The federal net operating losses and federal credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2005.
      Utilization of net operating loss and credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before full utilization.
      Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and our reported cumulative net losses to date, we have provided a full valuation allowance against our deferred tax assets.
Results of Operations
      The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues.

	Year Ended
	December 31,

	2004	2003	2002

Net revenues	100%	100%	100%
Cost of revenues	53	57	57

Gross profit	47	43	43

Operating expenses:
Research and development	76	37	48
Selling, general and administrative	33	18	23
Amortization of acquisition-related intangibles	—	— *	— *
Impairment of goodwill	—	—	6

Total operating expenses	109	55	77

Operating loss	(62)	(12)	(34)
Interest income and other, net	1	1	2

Net loss	(61)%	(11)%	(32)%

*	Less than 1%

Years ended December 31, 2004 and 2003
      Net Revenues: Net revenues in 2004 were $71.2 million, compared with $125.0 million in 2003, a decrease of $53.8 million or 43%. Revenues from our DSL products accounted for $66.8 million or 94% of net revenues in 2004, as compared to $122.1 million or 98% of net revenues in 2003. The decline in DSL revenues was primarily due to a significant decrease in the number of new DSL subscribers in Japan as compared to 2003, and to a much lesser extent, by a decrease in the average selling price. Revenues from Voice over Internet Protocol products accounted for $3.5 million of revenues in 2004 as compared to $2.5 million in 2003, or 5% and 2% of net revenues, respectively.
      Revenues from Japan comprised 78% and 79% of our net revenues in 2004 and 2003, respectively. Our two major customers are NEC and Sumitomo. NEC represented 42% in 2004 and 49% in 2003 of our net revenues, while Sumitomo represented 35% in 2004 and 31% in 2003 of our net revenues. No other customer accounted for 10% or more of net revenues in either year.
      Gross Profit: Gross profit represents net revenues less the cost of revenues. Gross profit decreased by $20.4 million to $33.5 million in 2004 from $53.8 million in 2003. The decrease was primarily due to substantially lower unit volume. Gross profit margin increased to 47% in 2004 from 43% in 2003 primarily due to lower manufacturing costs which more than offset the decline in the average selling price. Our future gross profit margins may be affected by competitive pricing strategies, fluctuations in unit volume and wafer costs, and changes in product mix among other factors.
      Research and Development Expenses: Research and development expenses increased by 16% to $53.7 million in 2004 from $46.2 million in 2003. The $7.5 million increase resulted primarily from the increase in expenditures for new engineering development programs including $2.0 million in employee compensation, $1.5 million in consulting expense, $1.3 million in software development tools expense, $1.1 million of engineering evaluation boards expense, and $0.7 million in travel expense, partially offset by a decrease in stock-based compensation of $0.8 million. In the fourth quarter of 2004 we re-focused our engineering efforts by implementing a reduction in force resulting in a $1.0 million charge. In addition, we recorded a $1.4 million charge due to the early termination of a certain licensed software development tool. We expect research and development expenses in 2005 to be substantially lower than in 2004.
      Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2004 increased by 8% to 23.7 million from $21.9 million in 2003. The increase was largely due to a $1.8 million increase in compensation and travel expenses resulting from the substantial increase in our sales and marketing headcount, a $0.8 million increase in costs associated with complying with new corporate governance and public disclosure standards, partially offset by a $0.4 million decrease in stock-based compensation and a $0.3 million decrease in business insurance. We expect that selling, general and administrative expenses in 2005 will be comparable to the expense level in 2004.
      Stock-based Compensation Expense: Stock-based compensation expense was $289,000 in 2004 compared to $1.4 million in 2003. The $1.1 million decrease was primarily related to the use of the graded vesting method, which resulted in accelerated amortization of deferred compensation expense in the earlier years of the awards’ vesting period. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. As of December 31, 2004, deferred compensation had been fully amortized.
      Interest Income and Other, Net: Interest income and other, net, was $1.1 million in both 2004 and 2003 as the impact of higher interest rates in 2004 offset the decrease in funds available for investment.
      Provision for Income Taxes: The provision for income tax expense was $155,000 in 2004 and $133,000 in 2003. The provisions for income taxes relate to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions.
      As of December 31, 2004, we have $118 million and $49 million of net operating loss carryforwards for federal and state purposes, respectively. We also have research and development tax credit carryforwards for federal and state purposes of approximately $4.7 million and $4.8 million, respectively. The federal net operating losses and federal credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2005.
      Net Losses: We incurred a net loss of $43.1 million in 2004 compared to $13.4 million in 2003. The loss was primarily the result of lower gross profit of $20.4 million, increased employee compensation, travel, and evaluation board expense of $4.5 million, severance expense of $1.3 million, consulting expense of $1.5 million, accounting, audit, legal and other professional fees of $0.8 million and a $1.4 million increase from an early termination of a certain licensed software development tool, partially offset by a $1.1 million decrease in stock-based compensation expense. Net loss per common share was $1.13 in 2004 and $0.37 in 2003.

Years ended December 31, 2003 and 2002
      Net Revenues: Net revenues in 2003 were $125.0 million, compared with $105.0 million in 2002, an increase of $20.0 million or 19%. Revenues from our DSL products accounted for $122.1 million or 98% of net revenues in 2003, as compared to $100.9 million or 96% of net revenues in 2002. The growth in DSL revenues was primarily due to a substantial increase in the number of units shipped which more than offset a significant decline in the average selling price. Revenues from Voice over Internet Protocol products accounted for $2.5 million of revenues in 2003 as compared to $3.0 million in 2002, or 2% and 3% of net revenues, respectively.
      Revenues from Japan comprised 79% and 86% of our net revenues in 2003 and 2002, respectively. Our two major customers are NEC and Sumitomo. NEC represented 49% in 2003 and 45% in 2002 of our net revenues while Sumitomo represented 31% in 2003 and 41% in 2002 of our net revenues. No other customer accounted for 10% or more of net revenues in either year.
      Gross Profit: Gross profit represents net revenues less the cost of revenues. Gross profit increased by $8.4 million to $53.9 million in 2003 from $45.5 million in 2002. Stock-based compensation in 2003 was $39,000 compared to $256,000 in 2002. The increase was primarily due to a substantial increase in unit volume which more than offset a significant decline in average selling price. Gross profit margin remained the same at 43% in both 2003 and 2002 due to improved yields, lower subcontractor costs, increased absorption of manufacturing overhead costs as a result of the increased volumes and lower stock-based compensation expense.
      Research and Development Expenses: Research and development expenses decreased by 9% to $46.2 million in 2003 from $50.8 million in 2002. The $4.6 million decrease resulted primarily from a $2.0 million decrease in employee compensation, a $2.7 million decrease in software development tools expense, and a $1.6 million decrease in stock-based compensation, partially offset by a $1.5 million increase in consulting expense.
      Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2003 decreased by 10% to $21.9 million from $24.3 million in 2002. The $2.4 million decrease was due primarily to a $1.9 million decrease in employee compensation, a $0.6 million decrease in stock-based compensation and $0.3 million decrease in professional fees. These expense decreases were partially offset by a $0.7 million increase in net bad debt expense primarily as a result of reducing our bad debt reserve in the prior year.
      Stock-based Compensation Expense: Stock-based compensation expense was $1.4 million in 2003 compared to $3.8 million in 2002, a decrease of $2.4 million. The decrease is primarily related to the use of the graded vesting method, which resulted in accelerated amortization of stock-based compensation expense in the earlier years of the awards’ expected life, as well as adjustments in 2002 related to forfeited options. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.
      Interest Income and Other, Net: Interest income, net decreased in 2003 by 40% to $1.1 million from $1.8 million in 2002. The decrease was primarily due to lower interest rates.

      Benefit (Provision) for Income Taxes: The provision for income tax expense was $133,000 in 2003 which relates to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions. We recorded a benefit for income taxes of $95,000 for the year ended December 31, 2002, which represents a refund of U.S. Federal Income Taxes, offset by foreign income taxes.
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
Liquidity and Capital Resources
      Since our inception, we have financed our operations primarily through the sale of equity securities. At December 31, 2004, we had $62.2 million in cash, cash equivalents and short-term investments as compared to $89.6 million at December 31, 2003.
      Operating activities during 2004 used $24.8 million in cash primarily due to our net loss of $43.1 million, a decrease in accrued payroll and related expenses of $2.0 million, and a decrease in accounts payable of $1.8 million. These decreases were partially offset by non-cash expenses of $5.0 million for depreciation and amortization, and decreases in accounts receivable of $7.1 million, inventory of $5.8 million, and prepaid and other current assets of $2.5 million. Inventories decreased at December 31, 2004 as we reduced inventory build to decrease inventory levels from the high levels of December 31, 2003. The decrease in accounts receivable resulted from much earlier shipments and lower net revenues in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. In the second half of 2004, we began lowering our operating expenses by streamlining our organization, including reducing our workforce and canceling certain product development programs. We anticipate that our operating expenses will be substantially lower in 2005.
      Net cash provided by investing activities was $30.4 million in 2004. Net cash provided by investing activities related to sales and maturities of short-term investments of $63.3 million, partially offset by purchases of short-term investments of $28.7 million and the purchase of $4.2 million of property and equipment. Property and equipment purchases relate principally to the purchase of software development tools, lab equipment and computer hardware to support our research and development, and leasehold improvements. We expect expenditures for the property and equipment to decrease in the near term as we continue to implement programs to reduce our expenses.
      Net cash provided by financing activities was $1.6 million in 2004, which consisted of net proceeds of $2.1 million from the issuance of common stock under employee stock plans, offset by principal payments on a capital lease obligation of $527,000.
      Our principal source of liquidity as of December 31, 2004 consisted of $62.2 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

      Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years

Operating leases — facilities	$6,558	$1,369	$2,966	$2,223
Operating leases — software	6,846	2,281	3,325	1,240
Inventory purchases	4,651	4,651	—	—

Total cash obligations	$18,055	$8,301	$6,291	$3,463

      We have taken substantial steps to reduce losses and preserve cash by decreasing anticipated expenses in 2005. Our future capital requirements depend on many factors that affect our research and development, and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2005. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.
      We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. From time to time, we receive various inquiries or claims in connection with intellectual property and other rights and may become party to associated claims. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters. Depending on the amount and timing of the resolutions of these claims, our future cash flows could be materially adversely affected in a particular period.
      If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements in the long term, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.
      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure requirements of EITF 03-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 of the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a material impact on the company’s consolidated operating results.
Risk Factors
      Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously be harmed.

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE.
      We have not reported an operating profit for any year since our inception and have experienced a net loss of $43.1 million and $13.4 million in 2004 and 2003, respectively.
      Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and, develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future and may not achieve or maintain profitability.

THE SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.
      Sales to customers in Japan accounted for 78%, 79% and 86% of net revenues in 2004, 2003 and 2002, respectively. To date, our sales have been dependent on the continuous growth of new DSL subscribers in Japan. Fluctuations in new subscribers in Japan impact our revenues on a quarterly basis and a sustained slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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
      We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal control systems and attestations of the effectiveness of these systems by our independent registered public accounting firm. This process has required us to hire additional outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms had significant experience in testing or complying with these requirements prior to the year ended December 31, 2004.

Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent registered public accounting firm for any given year. While we believe that we currently have effective internal controls over financial reporting, in the event that for any given year our chief executive officer, chief financial officer or independent registered public accounting firm determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
      In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R, and the adoption will have a material adverse impact on operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS ARE ESTABLISHED AND HAVE GREATER RESOURCES THAN WE HAVE.
      The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have entered or may enter the market segments adjacent to or addressed by our products. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. We may also face competition from customers’ or prospective customers’ own internal development efforts. Any of these competitors may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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
      Because a substantial portion of our revenues have been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japan market. During 2004, 2003, and 2002, 78%, 79% and 86% of our net revenues, respectively, were from customers in Japan. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations.

WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM DSL PRODUCTS, AND OUR FAILURE TO DIVERSIFY OUR SOURCES OF OUR REVENUE COULD HARM OUR BUSINESS AND OPERATING RESULTS.
      Historically, our revenues have been derived primarily from the sale of our DSL products. In 2004, 2003 and 2002, 94%, 98% and 96%, respectively, of our net revenues were from sales of our DSL products. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.
      We sell our products primarily to network equipment manufacturers. In 2004, 2003 and 2002, NEC accounted for 42%, 49% and 45% and Sumitomo accounted for 35%, 31% and 41% of net revenues, respectively. No other customer accounted for 10% or more of net revenues in any of the three years. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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
      In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and the probable outcome of this suit cannot be predicted with any certainty. An unfavorable ruling could have a material adverse impact on the Company’s financial position or results of operations.

WE ANTICIPATE LOWER MARGINS AS PRODUCTS MATURE AND AS WE EXPERIENCE AGGRESSIVE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.
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

WE MAY BE UNABLE TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL, WHICH COULD SERIOUSLY HARM OUR BUSINESS.
      Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. We have had, and may continue to have, particular difficulty attracting and retaining key personnel during periods of poor operating performance. The loss of the services of certain key senior management or technical personnel, or our inability to attract, retain and motivate qualified personnel, could materially and adversely affect our business, financial condition and results of operations.

OUR CUSTOMERS MAY DEMAND PREFERENTIAL TERMS OR LENGTHEN OUR SALES CYCLE, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
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

BECAUSE THE SALES CYCLE FOR OUR PRODUCTS TYPICALLY LASTS UP TO ONE YEAR OR LONGER, AND MAY BE SUBJECT TO DELAYS, IT IS DIFFICULT TO FORECAST SALES FOR ANY GIVEN PERIOD.
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

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR SEVERAL KEY COMPONENTS OF OUR PRODUCTS.
      We obtain certain parts, components and packaging used in the delivery of our products from sole sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Co., Ltd and Semiconductor Manufacturing International Corporation. If we fail to obtain components in sufficient quantities when required or if we cannot adequately control manufacturing process quality, product yields or production costs, our business could be harmed. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful.
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
      A substantial portion of our revenues has been derived from customers located outside of the United States. In 2004, 2003 and 2002, 86%, 87% and 89%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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
      The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2004, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $87,000 decrease in the fair value of our available-for-sale securities as of December 31, 2004. See Note 4 of Notes to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CENTILLIUM COMMUNICATIONS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM, ON FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Centillium Communications, Inc.
      We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centillium Communications, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 10, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Centillium Communications, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centillium Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centillium Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
March 10, 2005

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net revenues	$71,151	$124,976	$104,972
Cost of revenues	37,679	71,153	59,500

Gross profit	33,472	53,823	45,472

Operating expenses:
Research and development	53,743	46,162	50,754
Selling, general and administrative	23,706	21,876	24,346
Amortization of acquisition-related intangibles	—	83	167
Impairment of goodwill	—	—	5,835

Total operating expenses	77,449	68,121	81,102

Operating loss	(43,977)	(14,298)	(35,630)
Interest income, net	1,070	1,072	1,794
Gain on non-current investment	—	—	440

Loss before benefit (provision) for income taxes	(42,907)	(13,226)	(33,396)
Benefit (provision) for income taxes	(155)	(133)	95

Net loss	$(43,062)	$(13,359)	$(33,301)

Basic and diluted net loss per share	$(1.13)	$(0.37)	$(0.96)

Shares used to compute basic and diluted net loss per share	38,210	36,433	34,641

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,996	$24,734
Short-term investments	30,195	64,892
Accounts receivable — net of allowance for doubtful accounts of $151 at December 31, 2004 and $109 at December 31, 2003	5,348	12,476
Inventories	6,100	11,908
Prepaids and other current assets	1,225	3,718

Total current assets	74,864	117,728
Property and equipment, net	6,528	7,385
Other assets	553	511

Total assets	$81,945	$125,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,599	$7,434
Accrued payroll and related expenses	3,364	5,315
Accrued liabilities	16,786	16,168
Capital lease — current portion	—	527

Total current liabilities	25,749	29,444

Other long-term liabilities	864	143
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 38,810,001 at December 31, 2004, 37,831,085 at December 31, 2003	39	38
Additional paid-in capital	244,493	242,348
Deferred compensation	—	(292)
Accumulated deficit	(189,155)	(146,093)
Accumulated other comprehensive income (loss)	(45)	36

Total stockholders’ equity	55,332	96,037

Total liabilities and stockholders’ equity	$81,945	$125,624

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Deferred	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income	Equity

	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2001	34,576,062	$35	$229,224	$(8,734)	$(99,433)	$66	$121,158
Noncash issuance of common stock for services	2,000	—	10	—	—	—	10
Exercise of options to purchase common stock for cash net of repurchases	208,610	—	498	—	—	—	498
Common stock repurchased	(1,565)	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	460,064	—	1,719	—	—	—	1,719
Reversal of deferred compensation	—	—	(2,604)	2,604	—	—	—
Stock-based compensation expense, net	—	—	—	3,797	—	—	3,797
Net loss	—	—	—	—	(33,301)	—	(33,301)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(58)	(58)

Total comprehensive loss	—	—	—	—	—	—	(33,359)

BALANCE AT DECEMBER 31, 2002	35,245,171	35	228,847	(2,333)	(132,734)	8	93,823
Exercise of options to purchase common stock for cash net of repurchases	2,129,049	3	11,743	—	—	—	11,746
Proceeds from contribution by stockholder	—	—	857	—	—	—	857
Issuance of shares under employee stock purchase plan	456,865	—	1,516	—	—	—	1,516
Reversal of deferred compensation	—	—	(615)	615	—	—	—
Stock-based compensation expense, net	—	—	—	1,426	—	—	1,426
Net loss	—	—	—	—	(13,359)	—	(13,359)
Unrealized gain on available-for-sale investments	—	—	—	—	—	28	28

Total comprehensive loss	—	—	—	—	—	—	(13,331)

BALANCE AT DECEMBER 31, 2003	37,831,085	$38	$242,348	$(292)	$(146,093)	$36	$96,037
Exercise of options to purchase common stock for cash net of repurchases	344,709	—	588	—	—	—	588
Issuance of shares under employee stock purchase plan	634,207	1	1,560	—	—	—	1,561
Reversal of deferred compensation	—	—	(3)	3	—	—	—
Stock-based compensation expense, net	—	—	—	289	—	—	289
Net loss	—	—	—	—	(43,062)	—	(43,062)
Unrealized gain on available-for-sale investments	—	—	—	—	—	(81)	(81)

Total comprehensive loss	—	—	—	—	—	—	(43,143)

BALANCE AT DECEMBER 31, 2004	38,810,001	$39	$244,493	$—	$(189,155)	$(45)	$55,332

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(43,062)	$(13,359)	$(33,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,974	6,350	7,223
Stock-based compensation expense	289	1,426	3,797
Loss on retirements of property and equipment	82	19	36
Amortization of acquisition-related intangibles	—	83	167
Issuance of common stock for services and other	—	—	10
Gain on non-current investment	—	—	(440)
Impairment of goodwill	—	—	5,835
Changes in operating assets and liabilities:
Accounts receivable	7,128	(9,612)	1,178
Inventories	5,808	(7,778)	5,226
Prepaids and other current assets	2,493	(1,096)	(475)
Other assets	(42)	(162)	(107)
Accounts payable	(1,835)	(1,051)	631
Accrued payroll and related expenses	(1,951)	1,324	672
Accrued liabilities	618	2,349	2,521
Other liabilities	721	(125)	(47)

Net cash used in operating activities	(24,777)	(21,632)	(7,074)

INVESTING ACTIVITIES
Purchases of short-term investments	(28,696)	(90,131)	(16,967)
Sales and maturities of short-term investments	63,312	33,756	25,549
Purchases of property and equipment	(4,199)	(3,365)	(4,112)
Proceeds from sale of non-current investment	—	—	440

Net cash provided by (used in) investing activities	30,417	(59,740)	4,910

FINANCING ACTIVITIES
Principal payments on capital lease obligations	(527)	(1,526)	—
Principal payments on long-term debt obligations	—	—	(264)
Proceeds from issuance of common stock, net of repurchases	2,149	13,262	2,217
Proceeds from contribution by stockholder	—	857	—

Net cash provided by financing activities	1,622	12,593	1,953

Net increase (decrease) in cash and cash equivalents	7,262	(68,779)	(211)
Cash and cash equivalents at beginning of period	24,734	93,513	93,724

Cash and cash equivalents at end of period	$31,996	$24,734	$93,513

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2	$49	$203
Cash paid (received) for income taxes	$20	$51	$(210)
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Property and equipment purchases through capital lease	$—	$—	$2,053
Deferred compensation related to stock option grants, net of terminations	$(3)	$(615)	$(2,604)
See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
      Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are original equipment manufacturers (OEMs) who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.
      Basis of Presentation: The accompanying consolidated financial statements include those of Centillium and our subsidiaries, after elimination of all intercompany accounts and transactions. Centillium has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of income and cash flows for the periods presented.
      Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Centillium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. Such management estimates include allowances for doubtful accounts receivable, provisions for inventories to reflect net realizable value, sales returns and allowances, product warranty and other liabilities. Actual results could differ from those estimates.
      Revenue Recognition: Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance.
      Sales Returns and Allowances: We establish, upon shipment of our products, a provision for estimated returns. Under certain circumstances, we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenue and gross profit, should we experience increased product returns.
      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. We record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.
      Warranty: A limited warranty is provided on the Company’s products generally for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor chipset returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. The Company periodically assesses the adequacy of the warranty liability and adjusts such amounts as necessary.
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
      Customer Concentrations: At December 31, 2004, three customers accounted for 31%, 20% and 13% of the Company’s accounts receivable; at December 31, 2003, four customers accounted for 35%, 16%, 14% and 12% of the Company’s accounts receivable. NEC Corporation (NEC) accounted for 42%, 49% and 45% and Sumitomo Electric Industries, Ltd. (Sumitomo) accounted for 35%, 31% and 41% of net revenues, respectively, in 2004, 2003, and 2002. No other customer accounted for 10% or more of net revenues for all three years. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.
      The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.
      Supplier Concentrations: The Company depends on a single or limited number of outside contractors to fabricate, assemble and test its semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with certain outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or inability to obtain reduced pricing from suppliers in response to competitive pressures.
      Cash Equivalents and Short-term Investments: The Company invests its excess cash in money market funds, obligations of the U.S. government, and debt instruments and considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are recorded at cost, which approximates fair value.
      The Company’s investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. At December 31, 2004 and 2003, all of the Company’s investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income, net and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.
      Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors. We typically use a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.
      Property and Equipment: Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment, with the exception of leasehold improvements, are depreciated for using the straight-line method over estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. Equipment under capital lease is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.
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
      Software Development Costs: Costs incurred in the research and development of the software embedded in our products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which is evidenced by a working model that includes the semiconductor device and embedded software; accordingly, development costs incurred after the establishment of technological feasibility have not been material and, therefore, have been expensed as incurred.
      Advertising Costs: The Company expenses advertising costs as incurred. These costs were not material and are included in sales and marketing expense.
      Shipping and Handling: The cost of shipping products to customers is not material, and is included in cost of goods sold.
      Foreign Currency Accounting: The United States dollar is the functional currency for all foreign operations. The effect on the consolidated statements of operations of transaction and remeasurement gains and losses is insignificant for all years presented.
      Fair Value of Financial Instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company’s investments have been insignificant.
      Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Options and warrants to purchase 7.9 million, 12.7 million and 13.3 million shares of common stock in 2004, 2003, and 2002, respectively, were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss	$(43,062)	$(13,359)	$(33,301)

Basic and diluted:
Weighted average shares of common stock outstanding	38,210	36,433	34,686
Less weighted average shares subject to repurchase	—	—	(45)

Weighted average shares used to compute basic and diluted net loss per share	38,210	36,433	34,641

Basic and diluted net loss per share	$(1.13)	$(0.37)	$(0.96)

      Stock-based Compensation: The Company has employee stock plans that are described more fully in Note 6. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (FAS 123). For purposes of the following FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
Net loss as reported	$(43,062)	$(13,359)	$(33,301)
Add: Stock-based employee compensation expense included in reported net loss, net of recovery	289	1,426	3,807
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(10,220)	(23,303)	(49,882)

Pro forma net loss	$(52,993)	$(35,236)	$(79,376)

Basic and diluted net loss per share — as reported	$(1.13)	$(0.37)	$(0.96)

Basic and diluted net loss per share — pro forma	$(1.39)	$(0.97)	$(2.29)

      See Note 6 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options. The amounts in 2003 and 2002 have been restated to reflect the correction of errors made in volatility and expected life assumptions. The restatement decreased the pro forma net loss by approximately $2.0 million in 2003 and $6.8 million in 2002 and decreased the pro forma basic and diluted net loss per share by $0.05 in 2003 and $0.20 in 2002.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.
      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure requirements of EITF 03-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 of the Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expect the adoption to have a material adverse impact on operating results.

Note 2.	Balance Sheet Information
      Inventories (in thousands):

	December 31,

	2004	2003

Work-in-process	$3,694	$5,475
Finished goods	2,406	6,433

	$6,100	$11,908

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property and equipment (in thousands):

	December 31,

	2004	2003

Equipment and software	$27,922	$25,627
Furniture and fixtures	1,131	1,065
Leasehold improvements	1,400	1,491

	30,453	28,183
Accumulated depreciation and amortization	(23,925)	(20,798)

Property and equipment, net	$6,528	$7,385

      Accrued liabilities (in thousands):

	December 31,

	2004	2003

Accrued royalties	$13,773	$13,211
Accrued other liabilities	3,013	2,957

	$16,786	$16,168

      Warranty reserve (in thousands):

	Balance at	Product	Warranty	Balance at
	Beginning	Warranty	Costs	End
	of Period	Accruals	Incurred	of Period

Year ended December 31, 2004	$460	$(197)	$(99)	$164

Year ended December 31, 2003	$608	$343	$(491)	$460

Year ended December 31, 2002	$766	$561	$(719)	$608

Note 3.	Goodwill Impairment
      In accordance with SFAS 142, the Company completed its annual impairment test in the fourth quarter of 2002. The goodwill impairment test was based on a two-step approach. The fair value of the Company was compared to its carrying value. Since the carrying value of the Company exceeded its fair value, the implied value of goodwill was calculated by deducting the fair value of all tangible and intangible assets from the fair value of the Company. As the implied fair value of goodwill was zero, the Company recognized an impairment charge of $5.8 million to write down goodwill to zero. There was no goodwill recorded in the company’s balance sheets at December 31, 2004 and 2003.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Short-term Investments
      Short-term investments (in thousands):

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value

December 31, 2004
Obligations of the U.S. government and affiliated agencies	$19,030	$(45)	$18,985
Auction rate securities	11,210	—	11,210

	$30,240	$(45)	$30,195

December 31, 2003
Corporate debt securities	$1,032	$2	$1,034
Obligations of the U.S. government and affiliated agencies	30,722	34	30,756
Auction rate securities	32,635	—	32,635
Certificate of deposit	467	—	467

	$64,856	$36	$64,892

      The estimated fair value of short-term investments is based on quoted market prices. The contractual maturity of all short-term investments was greater than twelve months as of December 31, 2004.

Note 5.	Commitments and Contingencies
      The Company leases its facilities under operating leases expiring through 2011. Rental expense was approximately $2.2 million, $2.4 million and $2.5 million in 2004, 2003, and 2002, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2010.
      Future minimum lease payments under the Company’s operating leases at December 31, 2004 are as follows (in thousands):

Operating
Leases

2005	$3,650
2006	2,024
2007	2,019
2008	2,248
2009	2,264
Thereafter	1,199

Total minimum payments	$13,404

      The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on non-cancelable purchase orders. As of December 31, 2004, the Company’s non-cancelable purchase obligations for wafers, all expected to be delivered within the next six months, is $4.7 million. Included in this amount is approximately $155,000 of excess wafers that have been expensed in the 2004 operating results.
      The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. From time to time, the Company receives various inquiries or claims in connection with these rights and may become party to associated claims. In certain

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Note 6.	Stockholders’ Equity
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
      Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium’s outstanding common stock by an unsolicited third party acquirer. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquirer, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium’s Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the rights plan may be amended by Centillium’s Board of Directors at any time without the approval of the rights holders as set forth in the rights plan.
      Warrant: In 1998, the Company issued a warrant to a financial institution in connection with an equipment financing arrangement. The warrant is exercisable for 9,450 shares of common stock at an exercise price of $4.00 per share. The warrant is immediately exercisable and expires in May 2005. The fair value of the warrant is not material for reporting purposes.
      Common Stock Reserved:
      Common stock reserved is as follows:

	December 31,

	2004	2003

Common stock options	18,633,934	16,708,966
Employee stock purchase plan	138,870	394,767
Common stock warrants	9,450	9,450

	18,782,254	17,113,183

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred Stock-based Compensation: Deferred compensation represents the difference between the grant price and the fair value of the Company’s common stock options granted. As of December 31, 2004, deferred compensation had been fully amortized. Stock-based compensation expense was computed using the graded vesting method, in accordance with FAS Interpretation No. 28 over the vesting period of each respective option, which was generally four years. This resulted in the acceleration of amortization expense, in which approximately 59%, 25%, 12% and 4% of deferred compensation was expensed in years one, two, three and four, respectively. As required by APB 25, we recorded an adjustment to amortization of deferred compensation when employees forfeited options for which compensation expense was recognized using the graded vesting method, but which were unvested on the date their employment terminated. In 2004, 2003 and 2002, the Company recorded adjustments to deferred compensation of $3,000, $615,000 and $2.6 million related to the cancellation of certain option grants.
      Stock based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Cost of revenues	$7	$39	$256
Research and development	218	907	2,469
Selling, general and administrative	64	480	1,072

	$289	$1,426	$3,797

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
      Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the granting of options to purchase shares of the Company’s common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options generally vest over a four-year period. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company’s years equal to 6% of the Company’s outstanding common stock on the date of the annual increase.
      In February 2001, the Company adopted a nonstatutory stock option plan that authorized the granting of nonstatutory stock options (“options”) to purchase shares of the Company’s common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board of Directors or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer’s initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options are determined by the plan administrator, with the prices generally being not less than the fair value of the common stock at the date of grant. Upon termination of the option holder’s employment, any unvested stock issued shall revert back to the plan.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2001 and November 2004, the Company offered a voluntary stock option exchange program to its employees and certain officers. Under the December 2001 program, participants exchanged stock options with exercise prices which were equal to or greater than $10.00 per share for new options which were granted in June 2002, six months and one day from the date options were tendered in December 2001. In December 2001, 5.2 million stock options were tendered and cancelled. In June 2002, the Company issued options for 5.1 million shares of common stock at an exercise price of $6.62 per share, which was equal to 100 percent of the market price of Centillium’s common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled.
      Under the November 2004 program, participants exchanged stock options with exercise prices which were equal to or greater than $4.00 per share for which options were granted in June 2002, six months and one day from the date options were tendered in November 2004. In December 2004, 3.7 million stock options were tendered and cancelled. In June 2005, the Company will grant options to purchase approximately 2.6 million shares of common stock at an exercise price equal to 100 percent of the market price of Centillium’s common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.
      The following is a summary of additional information with respect to the stock option plans:

	Options Outstanding

			Weighted
			Average
	Available	Number of	Exercise
	for Grant	Shares	Price

Balance at December 31, 2001	8,963,744	5,893,920	$12.02
Options authorized	2,074,564	—	—
Options granted	(9,617,872)	9,617,872	$5.47
Options exercised	—	(293,144)	$2.38
Options available due to repurchase of unvested shares	84,534	—	—
Options canceled	1,935,908	(1,935,908)	$10.53

Balance at December 31, 2002	3,440,878	13,282,740	$7.71
Options authorized	2,114,710	—	$—
Options granted	(3,044,911)	3,044,911	$6.30
Options exercised	—	(2,137,258)	$5.50
Options available due to repurchase of unvested shares	7,896	—	—
Options canceled	1,542,025	(1,542,025)	$8.86

Balance at December 31, 2003	4,060,598	12,648,368	$7.60
Options authorized	2,269,865	—	—
Options granted	(2,659,900)	2,659,900	$3.75
Options exercised	—	(344,897)	$1.71
Options canceled	7,070,895	(7,070,895)	$7.97

Balance at December 31, 2004	10,741,458	7,892,476	$6.23

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of	Number of	Exercise	Contractual	Number of	Exercise	Contractual
Exercise Prices	Shares	Price	Life (years)	Shares	Price	Life (years)

$ 0.40-$ 2.22	1,221,322	$1.55	7.94	548,699	$1.36	7.27
$ 2.45-$ 3.22	1,188,445	$2.80	9.03	200,271	$2.65	7.42
$ 3.29-$ 4.79	1,286,121	$4.23	9.05	126,077	$3.90	8.07
$ 5.00-$ 6.40	1,363,918	$5.38	6.84	990,272	$5.26	6.25
$ 6.62-$ 6.62	1,621,177	$6.62	7.43	1,378,684	$6.62	7.43
$ 6.68-$19.00	1,039,451	$13.27	6.02	967,145	$13.45	5.93
$20.19-$75.13	172,042	$38.90	6.19	144,375	$39.36	6.17

$ 0.40-$75.13	7,892,476	$6.23	7.70	4,355,523	$7.99	6.78

      At December 31, 2003 and 2002, options for 5,286,711 and 4,700,722 shares, respectively, were exercisable at a weighted average price of $9.09 and $8.94 per share, respectively.
      Employee Stock Purchase Plan: To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company’s years equal to the lesser of 400,000 shares or 1% of the Company’s outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 634,207, 456,865 and 460,064 shares of common stock during years 2004, 2003 and 2002, respectively.
      SFAS 123 Assumptions and Fair Value: The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2004, 2003 and 2002 reported in Note 1 was estimated at the date of grant.
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

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock-based awards under the fair value method of FAS 123. The fair value of the options granted in all periods were estimated using the Black-Scholes method, with the following weighted average assumptions:

	Stock Option Plan			Employee Stock Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected life	2.9 years	2.9 years	2.3 years	6.0 months	6.0 months	6.0 months
Volatility	109%	130%	135%	70%	107%	127%
Risk-free interest rate	2.73	3.12%	4.09%	1.86%	1.61%	1.71%
Dividend rate	—	—	—	—	—	—
      The options’ weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $2.42, $4.56 and $3.54 in 2004, 2003 and 2002, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2004, 2003 and 2002 were $1.30, $2.14, and $2.58 per share, respectively.

Note 7.	Income Taxes
      The provision (benefit) for income taxes (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$(182)
State	6	5	8
Foreign	149	128	79

	$155	$133	$(95)

      The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to loss before taxes is explained as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Tax provision (benefit) at federal statutory rate	$(14,588)	$(4,497)	$(11,355)
Loss for which no tax benefit is currently recognizable	14,417	3,957	8,690
Deferred compensation	98	485	576
Non-deductible goodwill impairment	—	—	1,983
Other	228	188	11

Total tax provision (benefit)	$155	$133	$(95)

      As of December 31, 2004, the Company had $118 million and $49 million of net operating loss carryforwards for federal and state purposes, respectively. The Company also has research and development tax credit carryforwards for federal and state purposes of approximately $4.7 million and $4.8 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2005.
      Utilization of the net operating loss and credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes consist of the following (in thousands):

	Years Ended
	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$43,116	$27,479
Research and development credit carryforwards	7,872	6,277
Reserves and accruals not currently deductible	10,171	9,509
Capitalized research and development expenses	1,188	801

Total deferred tax assets	62,347	44,066
Valuation allowance	(62,347)	(44,066)

Net deferred tax assets	$—	$—

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
      The valuation allowance increased by approximately $18.3 million in 2004 and by $9.2 million in 2003. The valuation allowance at December 31, 2004 and 2003 includes approximately $9.7 million and $8.7 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Note 8.	Business Segment Information
      The Company operates in one operating segment, broadband communications. The Company’s foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States have not been significant. Geographic sales information is based on the location of the end customer. Net revenues by major geographic area consists of (in thousands):

	Years Ended December 31,

	2004	2003	2002

Japan	$55,812	$99,137	$90,260
United States	9,426	14,470	11,431
Other Asia-Pacific	5,344	9,806	2,660
Other	569	1,563	621

	$71,151	$124,976	$104,972

      The following customers account for 10% or more of net revenues:

	December 31,

	2004	2003	2002

NEC	42%	49%	45%
Sumitomo	35%	31%	41%

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	401(k) Profit Sharing Plan And Trust
      The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No contributions were made by the Company to the plan in 2004, 2003 and 2002.

Note 10.	Related Party Transactions
      In the first quarter of 2004, one of the Company’s directors, was elected to the Board of Directors of Cadence Design Systems, Inc. (Cadence). During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that required quarterly payments through the third quarter of 2005. This agreement was amended in December 2004 resulting in a $1.4 million charge for early termination of a portion of this license. During 2004, the Company paid $1.6 million under the license agreement. As of December 31, 2004, the Company had recorded a liability of $1.1 million due to Cadence.
      This director is also a director of Semiconductor Manufacturing International Corporation (SMIC). The Company purchased $9.3 million and $486,000 of foundry services and products in 2004 and 2003, respectively. As of December 31, 2004, the Company had no liability to SMIC. As of December 31, 2003, the Company had recorded a liability of $213,000 due to SMIC.
      This director is also a director of Creative Technology Ltd. In 2002, the Company recognized a gain of $440,000 on the sale of its investment in Broadxent, a wholly owned subsidiary of Creative Technology Ltd. In 2001, the Company wrote down its $1 million investment in Broadxent to zero as a result of impairment of this investment. The Company sold $2.5 million of products to Broadxent in 2002.

Note 11.	Supplementary Data: Quarterly Results of Operations (unaudited)
      Summarized quarterly financial information (in thousands, except per share data):

	Year 2004
	Three Months Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Net revenues	$15,839	$18,532	$20,368	$16,412
Cost of revenues	$8,784	$10,114	$10,281	$8,500
Gross profit	$7,055	$8,418	$10,087	$7,912
Operating loss	$(12,940)	$(11,259)	$(7,795)	$(11,983)
Net income loss	$(12,689)	$(11,010)	$(7,613)	$(11,750)
Basic and diluted net loss per share	$(0.33)	$(0.29)	$(0.20)	$(0.30)
Shares used to compute basic net loss per share	37,891	38,066	38,340	38,543

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
      (b) Change in internal controls
      There were no changes in our internal controls over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included elsewhere herein.

ITEM 9B.	OTHER INFORMATION
      On March 10, 2005, the Company entered into a Change of Control Severance Agreement with Armando Pereira, the Company’s General Manager, Optical Business Unit. The agreement provides for Mr. Pereira to receive a severance payment equal to one year of Mr. Pereira’s base salary in the event of termination of his employment within 18 months after a change of control of the Company under the terms and conditions more fully set forth in the agreement, a copy of which is filed herewith.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is incorporated by reference from the information under the captions “Information Concerning Solicitation and Voting,” “Election for Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement to be filed no later than May 2, 2005 in connection with solicitation of proxies for our 2005 Annual Meeting of Stockholders.
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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1) Financial Statements
      The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.
      (a) (2) Financial Statements Schedules
      The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2004, 2003, and 2002 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.
Schedule II — Consolidated Valuation and Qualifying Accounts
      Allowance for Doubtful Accounts:

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deduction	End
	of Period	Expense	Write-Offs	of Period

Year ended December 31, 2002	$1,026	$(709)	$(157)	$160

Year ended December 31, 2003	$160	$—	$(51)	$109

Year ended December 31, 2004	$109	$42	$—	$151

      All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      (a) (3) Exhibits

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4	.1(1)	Specimen certificate of common stock

4	.2(1)	Bylaws of the Registrant

4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC

10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10	.2(2)	1997 Stock Plan

10	.3(2)	2000 Employee Stock Purchase Plan

10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation

10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.

10	.23(2)	2001 Nonstatutory Stock Option Plan

10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000

10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000

10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002

10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003

10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003

10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003

10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.

10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004

10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004

10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004

10	.41(11)	Change of Control Severance Agreement between the Registrant and Wayne Gartin dated September 29, 2004

10.42		Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005

14	.1(8)	Ethics Policy

21	.1(3)	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.

(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on December 31, 2002.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2004.

(11)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.
      (b) Exhibits
      The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a)(3) above.
      (c) Financial Statement Schedules
      The financial statement schedule is included in item 15(a)(2) above

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 11, 2005.

Centillium Communications , Inc.

By:	/s/ Faraj Aalaei

Faraj Aalaei
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kamran Elahian	Chairman of the Board	March 11, 2005

Kamran Elahian

/s/ Faraj Aalaei	Chief Executive Officer and Director	March 11, 2005

Faraj Aalaei	(Principal Executive Officer)

/s/ J. Scott Kamsler	Vice President and Chief Financial	March 11, 2005

J. Scott Kamsler	Officer (Principal Financial and Accounting Officer)

/s/ Jere Drummond	Director	March 11, 2005

Jere Drummond

/s/ Irwin Federman	Director	March 11, 2005

Irwin Federman

/s/ Robert C. Hawk	Director	March 11, 2005

Robert C. Hawk

/s/ Syrus Madavi	Director	March 11, 2005

Syrus Madavi

/s/ Lip-bu Tan	Director	March 11, 2005

Lip-Bu Tan

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant

3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4	.1(1)	Specimen certificate of common stock

4	.2(1)	Bylaws of the Registrant

4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC

10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10	.2(2)	1997 Stock Plan

10	.3(2)	2000 Employee Stock Purchase Plan

10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation

10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.

10	.23(2)	2001 Nonstatutory Stock Option Plan

10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000

10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000

10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002

10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003

10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003

10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003

10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.

10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004

10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004

10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004

10	.41(11)	Change of Control Severance Agreement between the Registrant and Wayne Gartin dated September 29, 2004

10.42		Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005

14	.1(8)	Ethics Policy

21	.1(3)	Subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.

(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on December 31, 2002.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 30, 2004.

(11)	Incorporated by reference to the Exhibits filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.