Form 10-Q
period 2005-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2005-05-09
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     On April 30, 2005, approximately 38,914,833 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,823	$31,996
Short-term investments	17,463	30,195
Accounts receivable — net of allowance for doubtful accounts of $170 at March 31, 2005 and $151 at December 31, 2004	7,610	5,348
Inventories	5,225	6,100
Prepaids and other current assets	2,677	1,225

Total current assets	69,798	74,864
Property and equipment, net	5,607	6,528
Other assets	543	553

Total assets	$75,948	$81,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,750	$5,599
Accrued payroll and related expenses	3,838	3,364
Accrued liabilities	17,401	16,786

Total current liabilities	25,989	25,749
Other long-term liabilities	847	864
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 38,914,833 at March 31, 2005, 38,810,001 at December 31, 2004	39	39
Additional paid-in capital	244,637	244,493
Accumulated deficit	(195,508)	(189,155)
Accumulated other comprehensive loss	(56)	(45)

Total stockholders’ equity	49,112	55,332

Total liabilities and stockholders’ equity	$75,948	$81,945

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share
	data)
Net revenues	$17,196	$15,839
Cost of revenues	8,733	8,784

Gross profit	8,463	7,055

Operating expenses:
Research and development	8,983	14,261
Selling, general and administrative	6,092	5,734

Total operating expenses	15,075	19,995

Operating loss	(6,612)	(12,940)
Interest income, net	299	277

Loss before provision for income taxes	(6,313)	(12,663)
Provision for income taxes	40	26

Net loss	$(6,353)	$(12,689)

Basic and diluted net loss per share	$(0.16)	$(0.33)

Shares used to compute basic and diluted net loss per share	38,845	37,891

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(6,353)	$(12,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,074	1,405
Stock-based compensation expense	—	150
Loss on retirements of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable	(2,262)	6,932
Inventories	875	4,959
Prepaids and other current assets	(1,452)	654
Other assets	10	(7)
Accounts payable	(849)	(1,002)
Accrued payroll and related expenses	474	(740)
Accrued liabilities	615	(817)
Other liabilities	(17)	31

Net cash used in operating activities	(7,881)	(1,124)
INVESTING ACTIVITIES
Purchases of short-term investments	(7,564)	(9,459)
Sales and maturities of short-term investments	20,285	12,650
Purchases of property and equipment	(157)	(1,154)

Net cash provided by investing activities	12,564	2,037
FINANCING ACTIVITIES
Principal payments on capital lease obligations	—	(527)
Proceeds from issuance of common stock, net of repurchases	144	183

Net cash provided by (used in) financing activities	144	(344)

Net increase in cash and cash equivalents	4,827	569
Cash and cash equivalents at beginning of period	31,996	24,734

Cash and cash equivalents at end of period	$36,823	$25,303

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31 2005

1. Description of Business

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which are the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are original equipment manufacturers (OEMs) who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2005, the consolidated results of operations for the three months ended March 31, 2005 and 2004, and the consolidated cash flows for the three months ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The unaudited condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and financial information normally required under U.S. generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2005.

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

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(6,353)	$(12,689)
Add: Stock-based employee compensation expense included in reported net loss, net of recovery	—	150
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(2,155)	(3,746)

Pro forma net loss	$(8,508)	$(16,285)

Basic and diluted net loss per share — as reported	$(0.16)	$(0.33)

Basic and diluted net loss per share — pro forma	$(0.22)	$(0.43)

4. Commitments and Contingencies

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of March 31, 2005.

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

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on non-cancelable purchase orders. As of March 31, 2005, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next six months are $4.5 million. Included in this amount is approximately $155,000 and $185,000 of excess wafers that have been expensed in the 2004 operating results and the three months ended March 31, 2005, respectively.

5. Balance Sheet Information

Inventories (in thousands):

	March 31,	December 31,
	2005	2004
Work-in-process	$3,172	$3,694
Finished goods	2,053	2,406

	$5,225	$6,100

Accrued Liabilities:

The components of accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Accrued royalties	$14,539	$13,773
Accrued other liabilities	2,862	3,013

	$17,401	$16,786

Warranty:

Warranty activity for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	March 31,	March 31,
	2005	2004
Balances at beginning of period	$164	$460
Product warranty accruals	(60)	(101)
Warranty costs incurred	(14)	(23)

Balances at end of period	$90	$336

6. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2005 and 2004 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss	$(6,353)	$(12,689)

Basic and diluted:
Weighted average shares of common stock outstanding	38,845	37,891
Less weighted average shares subject to repurchase	—	—

Weighted average shares used to compute basic and diluted net loss per share	38,845	37,891

Basic and diluted net loss per share	$(0.16)	$(0.33)

The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options, warrants and shares subject to repurchase of approximately 7,183,000 and 12,828,000 shares of common stock have been excluded for the three months ended March 31, 2005 and 2004, respectively.

8. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(6,353)	$(12,689)
Change in unrealized gain on available-for-sale investments	(11)	10

Total comprehensive loss	$(6,364)	$(12,679)

9. Business Segment Information and Customer Concentration

The Company operates in one operating segment, broadband communications. The Company’s foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States have not been significant. Geographic sales information is based on the location of the end customer.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2005	2004
NEC	29%	36%
Sumitomo Electric Industries	36%	35%
Lucent Technologies Inc.	18%	19%

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended March 31,
	2005	2004
Japan	$11,168	$11,590
United States	3,977	3,201
Other Asia-Pacific	1,572	1,043
Other	479	5

	$17,196	$15,839

10. Related Party Transactions

In the first quarter of 2004, one of the Company’s directors, was elected to the Board of Directors of Cadence Design Systems, Inc. (Cadence). During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that required quarterly payments through the third quarter of 2005. This agreement was amended in December 2004 resulting in a $1.4 million charge for early termination of a portion of this license. During 2004, the Company paid $1.6 million under the license agreement. As of December 31, 2004, the Company had recorded a liability of $1.1 million due to Cadence which was paid during the three months ended March 31, 2005.

This director is also a director of Semiconductor Manufacturing International Corporation (SMIC). The Company purchased $2.8 million and $954,000 of foundry services and products for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, the Company had recorded a liability of $1.1 million and $511,000 due to SMIC, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2005. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

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

Overview

Centillium designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which are the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are original equipment manufacturers who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2005 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 11, 2005.

Results of Operations for the Three months Ended March 31, 2005 and 2004

The following table sets forth, for the periods presented, certain data from our unaudited consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended March 31,
	2005	2004
Net revenues	100%	100%
Cost of revenues	51	55

Gross profit	49	45

Operating expenses:
Research and development	52	90
Selling, general and administrative	35	37

Total operating expenses	87	127

Operating loss	(38)	(82)
Interest income and other, net	1	2

Net loss	(37)%	(80)%

          Net Revenues: Net revenues for the three months ended March 31, 2005 increased by $1.4 million, or 9%, to $17.2 million compared to $15.8 million for the three months ended March 31, 2004, primarily as a result of an increase in the total unit shipments of our Voice over Internet Protocol (VoIP) products. Revenues from our DSL products accounted for $15.0 million or 87% of net revenues for the three months ended March 31, 2005, as compared to $15.3 million or 96% of net revenues for the three months ended March 31, 2004. Revenues from our VoIP products accounted for $2.2 million of revenues for the three months ended March 31, 2005 as compared to $33,000 for the three months ended March 31, 2004, or approximately 13% and 0.2% of net revenues, respectively. We anticipate that revenues from our VoIP products will continue to grow and account for a larger percentage of our net revenues during the balance of 2005.

The following customers accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2005	2004
NEC	29%	36%
Sumitomo Electric Industries	36%	35%
Lucent Technologies Inc.	18%	19%

Net revenues from international customers, who were primarily located in Japan, comprised 77% and 80% of our net revenues for the three months ended March 31, 2005 and 2004, respectively. Japan’s DSL market is an important part of our business and net new DSL subscribers are a significant driver of consumption for Centillium’s DSL products. The recent lower number of new subscribers in Japan will likely contribute to comparable or lower quarterly revenue in the second quarter as compared to the first quarter of 2005.

          Competition and technological change in the rapidly evolving DSL market have influenced and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and VoIP products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

     Gross Profit: Gross profit represents net revenues less the cost of revenues. Gross profit increased to $8.5 million in the three months ended March 31, 2005 as compared to $7.1 million in the three months ended March 31, 2004 while the gross margin increased to 49% from 45% in the respective periods. The increases were primarily due to lower manufacturing costs. Our future gross profit margins may be affected by competitive pricing strategies, fluctuation in the volume of our product sales, fluctuations in silicon wafer costs, possible changes in product mix and the introduction of certain lower margin products, among other factors.

     Research and Development Expenses: Research and development expenditures decreased by approximately $5.3 million, or 37%, to $9.0 million for the three months ended March 31, 2005 as compared to $14.3 million for the three months ended March 31, 2005. The decrease primarily resulted from the focusing of our engineering development efforts on fewer programs, decrease in personnel, lower tapeout costs and lower development tool software expense.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by approximately $0.4 million, or 6%, to $6.1 million for the three months ended March 31, 2005 as compared to $5.7 million for the three months ended March 31, 2004. The increase was largely due to an increase in sales compensation and an increase in costs associated with complying with new corporate governance and public disclosure standards, partially offset by a decrease in expensed evaluation boards.

     Interest Income and Other, Net: Interest income and other, net, was $299,000 for the three months ended March 31, 2005 as compared to $277,000 for the three months ended March 31, 2004. The increase in 2005 was due to the impact of higher interest rates in 2005 which offset the decrease in funds available for investment in 2005.

     Provision for Income Taxes: The provision for income tax expense was $40,000 for the three months ended March 31, 2005 as compared to $26,000 in the three months ended March 31, 2004. The provisions for income taxes relate to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of equity securities. At March 31, 2005, we had $54.3 million in cash, cash equivalents and short-term investments as compared to $62.2 million at December 31, 2004.

     Operating activities for the three months ended March 31, 2005 used $7.9 million in cash primarily due to our net loss of $6.4 million, an increase in accounts receivable of $2.3 million, an increase in prepaids and other current assets of $1.5 million, and a decrease in accounts payable of $849,000. These uses of cash were partially offset by non-cash expenses of $1.1 million for depreciation and amortization and cash provided by a decrease in inventory of $875,000, an increase in accrued liabilities of $615,000 and an increase in accrued payroll and related expenses of $474,000. The increase in accounts receivable resulted from later shipments and higher net revenues in the three months ended March 31, 2005 as compared to the three months ended December 31, 2004.

     Net cash provided by investing activities was $12.6 million for the three months ended March 31, 2005. Net cash provided by investing activities related to sales and maturities of short-term investments of $20.3 million, partially offset by purchases of short-term investments of $7.6 million and the purchase of $157,000 of property and equipment

     Net cash provided by financing activities was $144,000 for the three months ended March 31, 2005 and related to proceeds from the issuance of common stock under employee stock plans.

     Our principal source of liquidity as of March 31, 2005 consisted of $54.3 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.

     Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years
Operating leases — facilities	$6,493	$1,409	$3,116	$1,968
Operating leases — software	4,925	361	3,324	1,240
Inventory purchases	4,467	4,467	—	—

Total cash obligations	$15,885	$6,237	$6,440	$3,208

     We have taken substantial steps to reduce losses and preserve cash by decreasing anticipated expenses in 2005. Our future capital requirements depend on many factors that affect our research and development and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2005. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE.

     We have not reported an operating profit for any year since our inception and have experienced a net loss of $6.4 million in the first quarter of 2005 and net losses of $43.1 and $13.4 million in 2004 and 2003, respectively.

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

THE SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     Sales to customers in Japan accounted for 65% and 73% of net revenues for the three months ended March 31, 2005 and 2004, respectively. To date, our sales have been dependent on the continuous growth of new DSL subscribers in Japan. Fluctuations in new subscribers in Japan impact our revenues on a quarterly basis and a sustained slow down in such a growth may cause our revenue to decline. Our sales have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results.

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

CHANGES IN THE ACCOUNTING TREATMENT OF STOCK OPTIONS WILL ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R were to take effect for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company is therefore required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results.

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

IF WE ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS SUCCESSFULLY AND IN A COST-EFFECTIVE AND TIMELY MANNER OR TO ACHIEVE MARKET ACCEPTANCE OF OUR NEW PRODUCTS, OUR OPERATING RESULTS WOULD BE ADVERSELY AFFECTED.

     Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and have these products selected by leading equipment manufacturers for design into their own new products. The development of new silicon products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	timely and accurately predict market requirements and evolving industry standards;

•	successfully define new products;

•	timely and accurately identify opportunities in new markets;

•	timely complete and introduce new product designs;

•	scale our operations in response to changes in demand for our products and services;

•	license any desired third party technology or intellectual property rights;

•	timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

•	obtain sufficient foundry capacity and packaging materials;

•	achieve high manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our customers’ products.

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we will be unable to attract new customers or to retain our existing customers as these customers may choose or transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations.

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

     Because a substantial portion of our revenues have been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japan market. For the three months ended March 31, 2005 and for the year ended December 31, 2004, 65% and 73% of our net revenues, respectively, were from customers in Japan. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations.

WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM DSL PRODUCTS, AND OUR FAILURE TO DIVERSIFY OUR SOURCES OF OUR REVENUE COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Historically, our revenues have been derived primarily from the sale of our DSL products. 87% and 96% of our net revenues were from sales of our DSL products for the three months ended March 31, 2005 and 2004, respectively. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.

WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.

     We sell our products primarily to network equipment manufacturers. For the three months ended March 31, 2005 and the year ended December 31, 2004, NEC accounted for 29% and 42% and Sumitomo accounted for 36% and 35% of net revenues, respectively. Lucent Technologies, Inc. accounted for 18% of our net revenues for the three months ended March 31, 2005. No other customer accounted for 10% or more of net revenues for the above periods. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.

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

     Our revenues are heavily dependent on the increase in demand for DSL services. DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. While part of our strategy is to diversify our product markets beyond DSL into such areas as FTTP and VoIP, if any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business and results of operations.

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

     A substantial portion of our revenues has been derived from customers located outside of the United States. 75% and 78% of our net revenues for the three months ended March 31, 2005 and 2004, respectively, were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2005, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $75,000 decrease in the fair value of our available-for-sale securities as of March 31, 2005.

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

CENTILLIUM COMMUNICATIONS, I NC. (Registrant)

Dated: May 9, 2005	By:	/s/ J. SCOTT KAMSLER
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