Form 10-Q
period 2005-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2005-08-09
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___
Commission File Number 000-30649

CENTILLIUM COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3263530
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
215 Fourier Avenue
Fremont, California 94539
(Address of principal executive offices including zip code)
(510) 771-3700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     On July 15, 2005, approximately 39,262,745 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005 (Unaudited)	2004(*)
	(In thousands except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,588	$31,996
Short-term investments	19,139	30,195
Accounts receivable — net of allowance for doubtful accounts of $151 at June 30, 2005 and December 31, 2004	6,161	5,348
Inventories	4,270	6,100
Prepaids and other current assets	2,392	1,225

Total current assets	70,550	74,864
Property and equipment, net	4,511	6,528
Other assets	1,030	553

Total assets	$76,091	$81,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,040	$5,599
Accrued payroll and related expenses	3,624	3,364
Accrued liabilities	18,961	16,786

Total current liabilities	28,625	25,749

Other long-term liabilities	1,494	864
Commitments and contingencies
Stockholders’ equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 39,254,593 at June 30, 2005, 38,810,001 at December 31, 2004	39	39
Additional paid-in capital	245,252	244,493
Accumulated deficit	(199,224)	(189,155)
Deferred compensation	(56)	—
Accumulated other comprehensive loss	(39)	(45)

Total stockholders’ equity	45,972	55,332

Total liabilities and stockholders’ equity	$76,091	$81,945

* Derived from audited financial statements at December 31, 2004
See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share		(In thousands, except per share
	data)		data)
Net revenues	$18,647	$18,532	$35,843	$34,371
Cost of revenues	9,564	10,114	18,297	18,898

Gross profit	9,083	8,418	17,546	15,473

Operating expenses:
Research and development	5,917	13,561	14,900	27,822
Selling, general and administrative	7,222	6,116	13,313	11,850

Total operating expenses	13,139	19,677	28,213	39,672

Operating loss	(4,056)	(11,259)	(10,667)	(24,199)
Interest income, net	381	295	679	572

Loss before provision for income taxes	(3,675)	(10,964)	(9,988)	(23,627)
Provision for income taxes	41	46	81	72

Net loss	$(3,716)	$(11,010)	$(10,069)	$(23,699)

Basic and diluted net loss per share	$(0.10)	$(0.29)	$(0.26)	$(0.62)

Shares used to compute basic and diluted net loss per share	39,042	38,066	38,944	37,979

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(10,069)	$(23,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,039	2,698
Stock-based compensation expense	4	194
Loss on retirement of property and equipment	390	2
Changes in operating assets and liabilities:
Accounts receivable	(813)	476
Inventories	1,830	5,724
Prepaids and other current assets	(1,167)	(267)
Other assets	(477)	(19)
Accounts payable	441	3,839
Accrued payroll and related expenses	260	(383)
Accrued liabilities	2,175	(912)
Other liabilities	630	67

Net cash used in operating activities	(4,757)	(12,280)
INVESTING ACTIVITIES
Purchases of short-term investments	(23,808)	(12,799)
Sales and maturities of short-term investments	34,870	31,425
Purchases of property and equipment	(412)	(2,374)

Net cash provided by investing activities	10,650	16,252
FINANCING ACTIVITIES
Principal payments on capital lease obligations	—	(527)
Proceeds from issuance of common stock, net of repurchases	699	1,201

Net cash provided by financing activities	699	674

Net increase in cash and cash equivalents	6,592	4,646
Cash and cash equivalents at beginning of period	31,996	24,734

Cash and cash equivalents at end of period	$38,588	$29,380

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and its consolidated cash flows for the six months ended June 30, 2005 and 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The unaudited condensed consolidated financial statements include all the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2005.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. See “Stock-Based Compensation” (Note 3 of the Consolidated Financial Statements) for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(3,716)	$(11,010)	$(10,069)	$(23,699)
Add: Stock-based employee compensation expense included in reported net loss, net of recovery	—	44	—	194
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	161	(2,838)	(1,994)	(6,584)

Pro forma net loss	$(3,555)	$(13,804)	$(12,063)	$(30,089)

Basic and diluted net loss per share — as reported	$(0.10)	$(0.29)	$(0.26)	$(0.62)

Basic and diluted net loss per share — pro forma	$(0.09)	$(0.36)	$(0.31)	$(0.79)

     The three months ended June 30, 2005 reflects a credit of $161,000. This credit resulted from a significant decrease in the number of actual options issued in connection with the Company’s November 30, 2004 option exchange program as compared to the estimated amounts used in calculating stock based compensation expense during the fourth quarter of 2004 and the first quarter of 2005. The actual number of options granted at the end of this program was less than the original estimate due to employee terminations during this period.
4. Commitments and Contingencies
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of June 30, 2005.
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
     The Company does not own or operate a fabrication facility and independent, third party foundries located in Asia currently supply substantially all of its wafer requirements. The Company’s purchase obligations to these foundries are based on non-cancelable purchase orders. As of June 30, 2005, the Company’s non-cancelable purchase obligations for wafers expected to be delivered within the next six months are $7.2 million.
     In June 2005, we recorded a $1.5 million charge for surplus space in a building at our Fremont location, the lease of which expires in February 2011. The Company has no future requirement for the surplus space as a result of fewer engineering programs and decrease in personnel. This charge has been included within selling, general and administrative expense in the income statement.
     The surplus space charges recorded for the three months ended June 30, 2005 were (in thousands):

Three Months
Ended
June 30, 2005
Facility costs	$1,915
Leasehold improvements	386

2,301
Less estimated sublease income	(851)

$1,450

5. Balance Sheet Information
     Inventories (in thousands):

	June 30,	December 31,
	2005	2004
Work-in-process	$2,100	$3,694
Finished goods	2,170	2,406

	$4,270	$6,100

Accrued Liabilities (in thousands):

	June 30,	December 31,
	2005	2004
Accrued royalties	$15,380	$13,773
Accrued other liabilities	3,581	3,013

	$18,961	$16,786

Warranty:
Warranty activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balances at beginning of period	$90	$336	$164	$460
Product warranty accruals	100	0	40	(101)
Warranty costs incurred	(50)	(15)	(64)	(38)

Balances at end of period	$140	$321	$140	$321

6. Provision for Income Taxes

     The provision for income taxes for the three months ended June 30, 2005 and 2004 relates to current taxes payable for the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(3,716)	$(11,010)	$(10,069)	$(23,699)

Basic and diluted weighted average shares used to compute basic and diluted net loss per share	39,042	38,066	38,944	37,979

Basic and diluted net loss per share	$(0.10)	$(0.29)	$(0.26)	$(0.62)

     The Company has excluded all outstanding warrants, stock options, and shares subject to repurchase by the Company from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options, warrants and shares subject to repurchase of approximately 8,687,000 and 12,570,000 shares of common stock have been excluded for the three and six months ended June 30, 2005 and 2004, respectively.

8. Comprehensive Net Loss

     The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 31,
	2005	2004	2005	2004
Net loss	$(3,716)	$(11,010)	$(10,069)	$(23,699)
Change in unrealized gain on available-for-sale investments	16	(125)	6	(115)

Total comprehensive loss	$(3,700)	$(11,135)	$(10,063)	$(23,814)

9. Business Segment Information and Customer Concentration
     The Company operates in one operating segment, broadband communications. The Company’s foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States are not significant. Geographic sales information is based on the location of the end customer.
     The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NEC	22%	50%	25%	43%
Sumitomo Electric Industries	30%	38%	33%	37%
Lucent Technologies Inc.	15%	*	16%	10%
*      Less than 10%

     The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Japan	$11,125	$16,623	$22,293	$28,213
United States	3,793	1,076	7,770	4,277
Other Asia-Pacific	1,955	714	3,527	1,757
Other	1,774	119	2,253	124

	$18,647	$18,532	$35,843	$34,371

10. Related Party Transactions
     One of the Company’s directors, is a director of Cadence Design Systems, Inc. (Cadence), a company from which the Centillium licenses software tools. In December 2004, the Company recorded a $1.4 million charge for termination of certain licensed software tools that had no future use. Amounts paid to Cadence were zero and $1.1 million for the three and six months ended June 30, 2005, respectively, and $ 430,000 and $0.7 million for the three and six months ended June 30, 2004, respectively. As of June 30, 2005, the Company had no amount payable to Cadence.
     This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. Purchases from SMIC were $2.5 million and $5.3 million for the three and six months ended June 30, 2005, respectively, and $2.5 million and $3.5 million for the three and six months ended June 30, 2004, respectively. As of June 30, 2005, the Company had $0.7 million payable to SMIC.
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
Critical Accounting Policies
     There have been no significant changes in our critical accounting policies during the three months ended June 30, 2005 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 11, 2005.
Results of Operations for the three and six months Ended June 30, 2005 and 2004
     The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of revenues	51	55	51	55

Gross profit	49	45	49	45

Operating expenses:
Research and development	32	73	42	81
Selling, general and administrative	39	33	37	34

Total operating expenses	71	106	79	115

Operating loss	(22)	(61)	(30)	(70)
Interest income and other, net	2	2	2	1

Net loss	(20)%	(59)%	(28)%	(69)%

     Net Revenues. Net revenues for the three months ended June 30, 2005 were $18.6 million as compared to $18.5 million for the three months ended June 30, 2004. Net revenues for the six months ended June 30, 2005 were $35.8 million as compared to $34.4 million for the six months ended June 30, 2004. Revenues from our Digital Subscriber Line (DSL) products accounted for $14.0 million or 75% of net revenues for the three months ended June 30, 2005, as compared to $17.8 million or 96% of net revenues for the three months ended June 30, 2004. DSL revenues during the six months ended June 30, 2005 accounted for $29.0 million or 81% of net revenues as compared to $33.1 million or 96% of net revenues for the six months ended June 30, 2004. The decreases in DSL revenues were primarily due to lower unit shipments. Revenues from Voice over Internet Protocol (VoIP) products accounted for $3.2 million of net revenues in the three months ended June 30, 2005 as compared to $0.5 million for the three months ended June 30, 2004, or approximately 17% and 3% of net revenues, respectively. VoIP revenues accounted for $5.4 million or 15% of net revenues in the six months ended June 30, 2005 as compared to $0.5 million or 2% of net revenues in the six months ended June 30, 2004. The increases in VoIP revenues resulted from significantly higher unit shipments. We anticipate that full-year revenues from our VoIP products will be significantly higher for 2005 than for 2004. Revenues from our Fiber-To-The-Premises (FTTP) products accounted for $1.4 million or 8% of net revenues in the three months ended June 30, 2005 as compared to $0.3 million or 2% of net revenues in the three months ended June 30, 2004. Revenues from our FTTP products accounted for $1.4 million or 4% of net revenues in the six months ended June 30, 2005 as compared to $0.8 million or 2% of net revenues in the three months ended June 30, 2004.
     Competition and technological change in the rapidly evolving broadband communications market has influenced and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.
     The following customers accounted for more than 10% of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NEC	22%	50%	25%	43%
Sumitomo Electric Industries	30%	38%	33%	37%
Lucent Technologies Inc.	15%	*	16%	10%
*      Less than 10%

     Japan’s DSL market has been an important part of our business, and net new DSL subscribers in Japan has been a significant driver of consumption for Centillium’s DSL products. Therefore, the continuing low number of net new DSL subscribers in Japan will likely continue to impact our future revenues. Revenues from Japan, which have been largely attributable to our DSL products, have decreased significantly to $11.1 million and $22.3 million for the three and six months ended June 30, 2005, respectively, as compared to $16.6 million and $28.2 million for the three and six months ended June 30, 2004, respectively.
     Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit increased to $9.1 million and to $17.5 million in the three and six month periods ended June 30, 2005, respectively, as compared to $8.4 million and $15.5 million in the three and six month periods ended June 30, 2004, respectively. The increase in gross profit for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily attributable to the significant increases in VoIP and FTTP revenues as the impact of the decrease in DSL revenues on gross profit were largely offset by lower manufacturing costs. The increase in gross profit for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to the significant increase in VoIP revenues as the impact of the decrease in DSL revenues on gross profit was more than offset by lower manufacturing costs. The gross margin increased to 49% in both the three and six month periods ended June 30, 2005 as compared to 45% in both the respective periods of 2004 principally as a result of the lower DSL manufacturing costs. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuation in unit volume, changes in the costs charged by our manufacturing and packaging subcontractors and changes in product mix, among other factors.
     Research and Development Expenses. Research and development expenditures decreased by approximately $7.6 million, or 56%, to $5.9 million for the three months ended June 30, 2005 as compared to $13.6 million for the three months ended June 30, 2004 and by approximately $12.9 million, or 46%, to $14.9 million for the six months ended June 30, 2005 as compared to $27.8 million for the six months ended June 30, 2004. The decreases were due primarily to the focusing of our engineering development efforts on fewer programs which resulted in a substantial decrease in expenses for personnel and consultants, tapeouts and development software tools.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.1 million, or 18%, to $7.2 million for the three months ended June 30, 2005 as compared to $6.1 million for the three months ended June 30, 2004 and by approximately $1.5 million, or 12%, to $13.3 million for the six months ended June 30, 2005 as compared to $11.9 million for the six months ended June 30, 2004. The increases were primarily due to a $1.5 million charge in June 2005 for surplus space for which the company has no future requirement.
     Interest Income, Net. Interest income, net, was $381,000 for the three months ended June 30, 2005 as compared to $295,000 for the three months ended June 30, 2004 and $679,000 for the six months ended June 30, 2005 as compared to $572,000 for the six months ended June 30, 2004. The increases were due to the impact of higher interest rates in 2005 which more than offset the decrease in funds available for investment in 2005.
     Provision for Income Taxes. Income tax expense was $41,000 and $81,000 for the three and six months ended June 30, 2005, respectively, as compared to $46,000 and $72,000 for the three and six months ended June 30, 2004, respectively. The provisions for income taxes relate to current taxes payable for income generated by the Company’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to the Company’s loss position, a full valuation allowance has been established against the Company’s deferred tax assets, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the sale of equity securities. As of June 30, 2005, we had $57.7 million in cash, cash equivalents and short-term investments as compared to $62.2 million as of December 31, 2004.
     Operating activities for the six months ended June 30, 2005 used $4.8 million in cash primarily due to our net loss of $10.1 million, and to increases in accounts receivable of $0.8 million, prepaids and other current assets of $1.2 million, and other assets of $0.5 million. These uses of cash were partially offset by non-cash expenses of $2.0 million for depreciation and amortization and $0.4 million for loss on retirement of property and equipment. In addition, cash was provided by a decrease in inventories of $1.8 million, and to increases in accounts payable of $0.4 million, accrued payroll and related expenses of $0.3 million, accrued liabilities of $2.2 million and other long-term liabilities of $0.6 million.
     Net cash provided by investing activities was $10.7 million for the six months ended June 30, 2005. Net cash provided by investing activities related to sales and maturities of short-term investments of $34.9 million, partially offset by purchases of short-term investments of $23.8 million and the purchase of $0.4 million of property and equipment
     Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2005 and related to proceeds from the issuance of common stock under employee stock plans.
     Our principal source of liquidity as of June 30, 2005 consisted of $57.7 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.
     Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years
Operating leases — facilities	$6,137	$1,345	$3,082	$1,710
Operating leases — software	4,338	226	2,872	1,240
Inventory purchases	7,217	7,217	—	—

Total cash obligations	$17,692	$8,788	$5,954	$2,950

     We have taken significant steps to reduce losses and preserve cash by substantially decreasing expenses in 2005. Our future capital requirements depend on many factors that affect our research and development and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for 2005. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.
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

Risk Factors
     Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously be harmed.
     WE HAVE A HISTORY OF LOSSES AND MAY EXPERIENCE LOSSES IN THE FUTURE.
     We have not reported an operating profit for any year since our inception and have experienced a net loss of $10.1 million for the six months ended June 30, 2005 and net losses of $43.1 and $13.4 million in 2004 and 2003, respectively.
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
THE SLOWDOWN IN DEPLOYMENT OF DSL IN JAPAN HAS AND MAY CONTINUE TO ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.
     Historically, our sales have been largely dependent on the growth of new DSL subscribers in Japan. Sales to customers in Japan accounted for 78%, 79% and 86% of net revenues in 2004, 2003 and 2002, respectively. Therefore, the slowdown in deployment of DSL in Japan has adversely affected our operating results. Revenues from Japan decreased from $99.1 million in 2003 to $55.8 million in 2004, and decreased further from $28.2 million in the first six months of 2004 to $22.3 million in the first six months of 2005. The continuing low number of net new DSL subscribers in Japan will likely continue to negatively affect our future revenues. Also, our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results
SALES OF OUR PRODUCTS DEPEND ON THE WIDESPREAD ADOPTION OF BROADBAND ACCESS SERVICES, ESPECIALLY DSL, VOIP AND FTTP. IF THE DEMAND FOR BROADBAND ACCESS SERVICE DOES NOT INCREASE, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL SALES.
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
     We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving the company have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2004, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.
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
     Because a substantial portion of our revenues have been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japan market. Sales to customers in Japan accounted for 60% and 62% of net revenues for the three months and six months ended June 30, 2005, respectively, compared to 90% and 82% of net revenues for the three months and six months ended June 30, 2004, respectively. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations.
WE DERIVE A SUBSTANTIAL MAJORITY OF OUR REVENUES FROM DSL PRODUCTS, AND OUR FAILURE TO DIVERSIFY OUR SOURCES OF OUR REVENUE COULD HARM OUR BUSINESS AND OPERATING RESULTS.
     Historically, our revenues have been derived primarily from the sale of our DSL products. 75% and 81% of our net revenues were from sales of our DSL products for the three and six months ended June 30, 2005, respectively, compared to 96% for the three and six months ended June 30, 2004. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.
WE DEPEND ON A FEW CUSTOMERS, AND IF WE LOSE ANY OF THEM, OUR SALES AND OPERATIONS WILL SUFFER.
     We sell our products primarily to network equipment manufacturers. For the three and six months ended June 30, 2005, NEC accounted for 22% and 25% and Sumitomo accounted for 30% and 33% of net revenues, respectively. For the three and six months ended June 30, 2004, NEC accounted for 50% and 43% and Sumitomo accounted for 38% and 37% of net revenues, respectively. Lucent Technologies, Inc. accounted for 15% and 16% of our net revenues for the three and six months ended June 30, 2005, respectively, as compared to 10% for the six months ended June 30, 2004. No other customer accounted for 10% or more of net revenues for the above periods. We do not have contractual volume commitments with these customers but rather sell our products to them on an order-by-order basis. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.
THIRD-PARTY CLAIMS REGARDING INTELLECTUAL PROPERTY MATTERS COULD CAUSE US TO STOP SELLING OUR PRODUCTS, PAY MONETARY DAMAGES OR OBTAIN LICENSES ON ADVERSE TERMS.
     There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers’ products, infringe on their intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. We cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages or have the sale of our products stopped by an injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products. We have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. We have also received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits and the costs to us could be substantial and our business could be harmed. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.
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
     A substantial portion of our revenues has been derived from customers located outside of the United States. 70% and 72% of our net revenues for the three and six months ended June 30, 2005, respectively, were to customers located in Asia as compared to 94% and 87% for the three and six months ended June 30, 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:
•	political, social and economic instability;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	nationalization of business and blocking of cash flows;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	unexpected changes in regulatory requirements;

•	foreign technical standards;

•	changes in taxation and tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.
     Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2005, all of our investments were in money market funds, high quality commercial paper, government and non-government debt securities and auction rate preferred securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $51,000 decrease in the fair value of our available-for-sale securities as of June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our management, including our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2005 Annual Meeting of Stockholders was held on June 14, 2005. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:
     1. Election of the following nominees as Directors for a three year term ending in 2008:

	Votes For	Votes Withheld
Kamran Elahian	31,282,059	4,853,272
Lip-Bu Tan	32,810,625	3,324,706
The following Directors, who did not stand for election at the 2005 Annual Meeting, also currently sit on our Board of Directors: Faraj Aalaei, Jere Drummond and Syrus Madavi, whose terms expire in 2006; and Irwin Federman and Robert C. Hawk, whose terms expire in 2007.
     2. Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005:

			Broker
For	Against	Abstain	Non-vote
36,098,627	26,221	10,483	0
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.43(12)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005

10.44(13)	Employment Transition and Separation Agreement dated effective April 21, 2005 with Amando Pereira

10.45(14)	Employment Transition and Separation Agreement dated effective May 9, 2005 with Tony Shakib

10.46(15)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors

10.47(16)	Executive Officer Annual Compensation for Selected Executives

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2005.

(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2005.

(15)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2005.

(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, I NC.
(Registrant)

Dated: August 9, 2005	By:	/s/ J. SCOTT KAMSLER

J. Scott Kamsler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.43(12)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005

10.44(13)	Employment Transition and Separation Agreement dated effective April 21, 2005 with Amando Pereira

10.45(14)	Employment Transition and Separation Agreement dated effective May 9, 2005 with Tony Shakib

10.46(15)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors

10.47(16)	Executive Officer Annual Compensation for Selected Executives

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2005.

(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2005.

(15)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2005.

(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.