Form 10-Q
period 2005-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2005-11-03
CIK 1107194

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     On October 15, 2005, approximately 39,738,830 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

Centillium Communications, Inc.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005 (Unaudited)	2004 (*)
	(In thousands except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$43,522	$31,996
Short-term investments	15,544	30,195
Accounts receivable — net of allowance for doubtful accounts of $167 at September 30, 2005 and $151 at December 31, 2004	3,981	5,348
Inventories	5,521	6,100
Prepaids and other current assets	2,165	1,225

Total current assets	70,733	74,864

Property and equipment, net	4,029	6,528
Other assets	852	553

Total assets	$75,614	$81,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,776	$5,599
Accrued payroll and related expenses	4,141	3,364
Accrued liabilities	19,087	16,786

Total current liabilities	28,004	25,749

Other long-term liabilities	1,599	864
Commitments and contingencies

Stockholders’ equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 39,716,086 at September 30, 2005, 38,810,001 at December 31, 2004	40	39
Additional paid-in capital	246,108	244,493
Accumulated deficit	(200,046)	(189,155)
Deferred compensation	(40)	—
Accumulated other comprehensive loss	(51)	(45)

Total stockholders’ equity	46,011	55,332

Total liabilities and stockholders’ equity	$75,614	$81,945

*	Derived from audited financial statements at December 31, 2004
See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net revenues	$19,993	$20,368	$55,836	$54,740
Cost of revenues	8,690	10,281	26,987	29,179

Gross profit	11,303	10,087	28,849	25,561

Operating expenses:
Research and development	7,399	11,958	22,299	39,780
Selling, general and administrative	5,135	5,924	18,449	17,775

Total operating expenses	12,534	17,882	40,748	57,555

Operating loss	(1,231)	(7,795)	(11,899)	(31,994)
Interest income, net	448	219	1,128	791

Loss before provision for income taxes	(783)	(7,576)	(10,771)	(31,203)

Provision for income taxes	39	37	120	109

Net loss	$(822)	$(7,613)	$(10,891)	$(31,312)

Basic and diluted net loss per share	$(0.02)	$(0.20)	$(0.28)	$(0.82)

Shares used to compute basic and diluted net loss per share	39,427	38,340	39,105	38,099

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(10,891)	$(31,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,952	3,861
Stock-based compensation expense	20	242
Loss on retirement of property and equipment	404	82
Changes in operating assets and liabilities:
Accounts receivable	1,367	5,593
Inventories	579	2,558
Prepaids and other current assets	(940)	414
Other assets	(299)	(22)
Accounts payable	(823)	827
Accrued payroll and related expenses	777	(559)
Accrued liabilities	2,301	(478)
Other liabilities	735	81

Net cash used in operating activities	(3,818)	(18,713)

INVESTING ACTIVITIES
Purchases of short-term investments	(43,091)	(18,239)
Sales and maturities of short-term investments	57,736	44,043
Purchases of property and equipment	(857)	(2,991)

Net cash provided by investing activities	13,788	22,813

FINANCING ACTIVITIES
Principal payments on capital lease obligations	—	(527)
Proceeds from issuance of common stock	1,556	1,251

Net cash provided by financing activities	1,556	724

Net increase in cash and cash equivalents	11,526	4,824
Cash and cash equivalents at beginning of period	31,996	24,734

Cash and cash equivalents at end of period	$43,522	$29,558

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Description of Business
     Centillium Communications, Inc. (Centillium) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Centillium designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which are the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are primarily original equipment manufacturers (OEMs) who sell equipment for deployment in central offices and customer premises.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium’s consolidated financial position at September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and its consolidated cash flows for the nine months ended September 30, 2005 and 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The unaudited condensed consolidated financial statements include all the accounts of Centillium and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
     The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with Centillium’s audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in Centillium’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2005.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on Centillium’s financial position and results of operations.
     In December 2004, the FASB issued SFAS 123R “Share-Based Payment” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Centillium’s consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results. The results of applying the requirements of the disclosure-only alternative of SFAS 123 to Centillium’s stock-based awards, assuming the application of the Black-Scholes option pricing model, would result in an approximate increase in Centillium’s net loss of $1.5 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively, and an increase in Centillium’s net loss of $3.5 million and $8.8 million for the nine months ended September 30, 2005 and 2004, respectively.
3. Stock-based Compensation
     Centillium has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees” (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for Centillium’s stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting For Stock Issued to Employees” (SFAS 123). For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(822)	$(7,613)	$(10,891)	$(31,312)
Add: Stock-based employee compensation expense included in reported net loss, net of recovery	—	48	—	242
Less: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(1,465)	(2,448)	(3,459)	(9,032)

Pro forma net loss	$(2,287)	$(10,013)	$(14,350)	$(40,102)

Basic and diluted net loss per share — as reported	$(0.02)	$(0.20)	$(0.28)	$(0.82)

Basic and diluted net loss per share — pro forma	$(0.06)	$(0.26)	$(0.37)	$(1.05)

     The pro forma stock-based employee compensation expense of $3.5 million for the nine months ended September 30, 2005 includes a credit of $161,000 for the three months ended June 30, 2005. This credit resulted from a significant decrease in the number of actual options issued in connection with Centillium’s November 30, 2004 option exchange program as compared to the estimated amounts used in calculating stock based compensation expense during the fourth quarter of 2004 and the first quarter of 2005. The actual number of options granted at the end of this program was less than the original estimate due to employee terminations during this period.
4. Commitments and Contingencies
     Centillium enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual but is typically subject to an overall cap on liability. Centillium has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of September 30, 2005.
     The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium

Japan K.K. (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. Centillium is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on Centillium’s financial position or results of operations.
     In addition, we are responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should Centillium not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium’s financial position or results of operations.
     Centillium does not own or operate a fabrication facility and independent, third party foundries located in Asia currently supply substantially all of its wafer requirements. Centillium’s purchase obligations to these foundries are based on non-cancelable purchase orders. As of September 30, 2005, Centillium’s non-cancellable purchase obligations for wafers expected to be delivered within the next six months are $4.3 million.
     In 2005, we recorded $1.6 million in charges for surplus space in our Fremont, California location, the lease of which expires in February 2011. Centillium has no future requirement for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the income statement.
     Changes to the surplus space liability as of September 30, 2005 are as below (in thousands):

Surplus space charges recorded in the three months ended June 30, 2005	$1,450
Leasehold improvements abandoned	(386)

Accrued liability for surplus space charges at June 30, 2005	1,064
Facility costs incurred and set-off against reserve	(126)
Surplus space charges recorded in the three months ended September 30, 2005	163

Accrued liability for surplus space charges at September 30, 2005	$1,101

5. Balance Sheet Information
Inventories (in thousands):

	September 30,	December 31,
	2005	2004

Work-in-process	$1,726	$3,694
Finished goods	3,795	2,406

	$5,521	$6,100

Accrued Liabilities (in thousands):

	September 30,	December 31,
	2005	2004
Accrued royalties	$16,045	$13,773
Accrued other liabilities	3,042	3,013

	$19,087	$16,786

Warranty activity (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balances at beginning of period	$140	$320	$164	$460
Product warranty accruals	—	(46)	40	(147)
Warranty costs incurred	—	(25)	(64)	(64)

Balances at end of period	$140	$249	$140	$249

6. Provision for Income Taxes
     The provision for income taxes for the three months and nine months ended September 30, 2005 and 2004 relates to current taxes payable for Centillium’s subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium’s loss position, a full valuation allowance has been established against Centillium’s deferred tax assets, consisting primarily of net operating loss carryforwards.

7. Net Loss Per Share
     Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(822)	$(7,613)	$(10,891)	$(31,312)

Basic and diluted weighted average shares used to compute basic and diluted net loss per share	39,427	38,340	39,105	38,099

Basic and diluted net loss per share	$(0.02)	$(0.20)	$(0.28)	$(0.82)

     Centillium has excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options and warrants of approximately 9,201,000 and 12,483,000 shares of common stock have been excluded at September 30, 2005 and 2004, respectively.

8. Comprehensive Net Loss
The following table presents the computation of comprehensive net loss (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(822)	$(7,613)	$(10,891)	$(31,312)
Change in unrealized gain on available-for-sale investments	(12)	24	(6)	(91)

Total comprehensive loss	$(834)	$(7,589)	$(10,897)	$(31,403)

9. Business Segment Information and Customer Concentration
     Centillium operates in one operating segment, broadband communications. Centillium’s foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States are not significant. Geographic sales information is based on the location of the end customer.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NEC	22%	52%	24%	46%
Sumitomo Electric Industries	30%	34%	32%	36%
Lucent Technologies Inc.	11%	*	15%	*
Marconi Corporation Plc	12%	*	*	*

* Less than 10%
The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Japan	$10,917	$17,378	$33,210	$45,584
United States	4,315	1,636	12,085	5,921
Other Asia-Pacific	2,227	945	5,754	2,575
Other	2,534	409	4,787	660

	$19,993	$20,368	$55,836	$54,740

10. Related Party Transactions
     One of Centillium’s directors, is a director of Cadence Design Systems, Inc. (Cadence), a company from which Centillium licenses software tools. In December 2004, Centillium recorded a $1.4 million charge for termination of certain licensed software tools that had no future use. Amounts paid to Cadence were zero and $1.1 million for the three and nine months ended September 30, 2005, respectively, and $ 430,000 and $1.2 million for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005, Centillium had no amount payable to Cadence.
     This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. Purchases from SMIC were $1.0 million and $6.4 million for the three and nine months ended September 30, 2005, respectively, and $4.4 million and $7.9 million for the three and nine months ended September 30, 2004, respectively. As of September 30, 2005, Centillium had $0.3 million payable to SMIC.
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
     All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; the impact of the maturation of the DSL market; our ability to deepen and diversify our DSL business; our ability to continue to control expenses; and the impact of competition and technological change in the DSL market. Additional forward-looking statements may be preceded by words that imply a future state such as “expected” or “anticipated” or imply that a particular future event or events will occur such as “will”. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

     The section entitled “Risk Factors” and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC’s website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.
Overview
     Centillium designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which are the high-speed networking of data, voice and video signals. Our system-level products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are primarily original equipment manufacturers who sell equipment for deployment in central offices and customer premises.
     We currently sell through our direct sales force and third-party sales representatives in the Asia-Pacific region, Europe, and North America.
     Since inception, our net revenues have been derived primarily from the sale of our DSL products to two customers in Japan. These two customers are NEC Corporation (NEC) and Sumitomo Electric Industries, Ltd. (Sumitomo). In 2005 the low number of net new DSL subscribers in Japan has continued to impact our DSL revenues compared to 2004. In 2004, the Asymmetric DSL (ADSL) new subscriber market in Japan shrank dramatically, which adversely impacted our financial performance compared to 2003. As the DSL market approaches maturity, we expect that the incremental net subscriber rate will remain at or be lower than the rate experienced in 2004.
     We have not reported an operating profit for any year since inception and have experienced net losses of approximately $10.9 million and $43.1 million for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.
     We must achieve substantial revenue growth to improve our financial position. Our ability to achieve the necessary growth will depend on how successful we are in deepening our DSL business as well as diversifying our DSL business to markets outside of Japan and diversifying our business within broadband access by targeting opportunities in the FTTP and VoIP markets. During the third quarter of 2005, we announced our entry into the VDSL market with eXtremeVDSL2™, a highly optimized and flexible solution that will complement our FTTP initiative and extend our DSL product portfolio. In the second quarter of 2005, we announced an expansion in our family of chipsets with the introduction of PalladiaTM 400, which delivers the industry’s first integrated VoIP solution for the ADSL market. We also announced a collaboration with OneAccess Networks, a developer of customer premises equipment (CPE) intended to drive DSL growth in Europe and in other markets that we have not traditionally exploited. During the first quarter of 2005, we announced PharosTM, our sixth generation ADSL central office chipset, enabling customers to achieve lower system cost and faster deployment of premium broadband services across multiple markets. In 2004, we introduced Atlanta 100, which provides a secure high performance router solution for the CPE market with superior VoIP capability, and our Voice Services Platform (VSP), which is designed as the consumer electronics industry’s turnkey platform for the development and deployment of carrier-grade VoIP products. We also announced a full line of optical access products for the developing FTTP market.
     In addition to our expanded product lines, we also increased our sales and marketing presence outside of Japan and reduced our operating expenses, specifically in the research and development area. The investments we made in India in our design center and attracting talented engineers resulted in our ability to reduce expenses by conducting more of our research and development in India where costs are substantially lower than in the United States.
     During the nine months ended September 30, 2005, we recorded a $1.6 million charge for surplus space in a building at our Fremont, California location. Towards the end of 2004, we restructured our organization by implementing a workforce reduction and terminating a license for certain software design tools. We cancelled certain development programs to better focus on higher growth opportunities. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development. In addition, Centillium recorded a $1.4 million charge for the early termination of a licensed software design tool. These initiatives coupled with significant expense reductions resulted in improving our net loss for each of the first three quarters of 2005. Our net loss improved by approximately $20.4 million, or 65%, to a net loss of $10.9 million for the nine months ended September 30, 2005 as compared to $31.3 million for the nine months ended September 30, 2004.
     We remain committed to controlling expenses in order to drive Centillium toward profitability although this must be balanced against our need for critical talent and continued emphasis on research and development to ensure our competitive position.

     Our planned actions for the balance of 2005 and 2006 are based on certain assumptions concerning the adoption of broadband technologies, the rate of DSL subscriber growth and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our financial position, revenues, profitability or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.
     Net Revenues. DSL revenues accounted for 78%, 94%, 98% and 96% of our net revenues for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively. Our three largest customers, NEC, Sumitomo and Lucent, accounted for 71%, 77%, 80%, and 86% of net revenues for the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002, respectively.
     No other customer accounted for 10% or more of net revenues during the nine months ended September 30, 2005 and the three-year period ended December 31, 2004. We believe revenues from our DSL products will decrease as a percentage of net revenues over the long-term due to the anticipated growth in revenues from our VoIP and FTTP products. We believe that our two largest customers will continue to account for a substantial portion of our net revenues for the remainder of 2005 and in 2006.
     Our sales have historically been denominated in U.S. dollars. However, major fluctuations in currency and exchange rates could materially impact our customer’s demand and pricing overall.
     The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than twelve months before a customer commences volume production of equipment incorporating our products. Due to this lengthy sales cycle, we may experience a significant gap from the time we incur expenses for research and development, selling, general and administrative efforts, and investments in inventory, prior to the time we generate revenues, if any. We anticipate that the rate of new orders may vary significantly from quarter to quarter. If anticipated sales or shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.
     Competition and technological change in our markets are rapidly evolving and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and VoIP products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products, including FTTP products. Our average selling prices are also impacted by our customer concentration and product mix.
     Cost of Revenues. We are a fabless semiconductor company and we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, labor and overhead associated with product procurement and production engineering support, provisions for excess and obsolete inventories, and product warranty costs.
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses include personnel costs in sales, product marketing, applications engineering, and corporate functions including accounting, finance, legal and human resources.
     Interest Income, Net. Interest income, net primarily consists of interest earned on cash and cash equivalent balances and short-term investments.
     Provision for Income Taxes. The provision for income tax expense was $120,000, $155,000 and $133,000 for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively. The provisions for income taxes relate to current taxes payable for income generated by Centillium’s subsidiaries located in foreign jurisdictions.
Critical Accounting Policies
     General. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires that we make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     We believe that the following are critical accounting policies, which may involve a higher degree of judgment and complexity.
     Revenue Recognition. Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. If sales arrangements contain customer-specific acceptance requirements, revenues are deferred and is recognized upon receipt of customer acceptance. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
     Sales Returns and Allowances. We establish, upon shipment of our products, a provision for estimated returns. Under certain circumstances, we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenues and gross profit, should we experience increased product returns.
     Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. We record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur. Furthermore, if the financial condition of any of our customers were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances could be required.
     Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. Centillium performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase, with consideration given to deterioration, obsolescence, and other factors. We typically use a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in writedowns, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.
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
     Litigation and Contingencies. From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. In certain cases, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Should we not be able to secure the terms we expect or should the terms become more favorable than the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated. However the actual liability in any such litigation may be materially different from our estimates, which could result in the need to record additional costs.
     The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States with no need for our management’s judgment in their application. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K that contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.
     There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2005 as compared to the accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 11, 2005.
Results of Operations for the three and nine months ended September 30, 2005 and 2004
     The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	100%	100%	100%	100%
Cost of revenues	43	50	48	53

Gross profit	57	50	52	47

Operating expenses:
Research and development	37	59	40	73
Selling, general and administrative	26	29	33	32

Total operating expenses	63	88	73	105

Operating loss	(6)	(38)	(21)	(58)
Interest income and other, net	2	1	1	1

Net loss	(4)%	(37)%	(20)%	(57)%

     Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2005 and 2004 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		% of Net		% of Net	Increase/
	Amount	Revenues	Amount	Revenues	Decrease	% Change
Net revenues	$19,993	100%	$20,368	100%	$(375)	(2)%
Cost of revenues	8,690	43%	10,281	50%	(1,591)	(15)%

Gross profit	$11,303	57%	$10,087	50%	$1,216	12%

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of Net		% of Net	Increase/
	Amount	Revenues	Amount	Revenues	Decrease	% Change
Net revenues	$55,836	100%	$54,740	100%	$1,096	2%
Cost of revenues	26,987	48%	29,179	53%	(2,192)	(8)%

Gross profit	$28,849	52%	$25,561	47%	$3,288	13%

     Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines in the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		% of Net		% of Net	Increase/
Products	Amount	Revenues	Amount	Revenues	Decrease	% Change
DSL	$14,639	73%	$19,253	95%	$(4,614)	(24)%
VOIP	4,664	23%	1,109	5%	3,555	321%
FTTP	690	4%	6	—	684	11,400%

Net revenues	$19,993	100%	$20,368	100%	(375)	(2)%

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		% of Net		% of Net	Increase/
Products	Amount	Revenues	Amount	Revenues	Decrease	% Change
DSL	$43,638	78%	$52,303	96%	$(8,665)	(17)%
VOIP	10,088	18%	1,630	3%	8,458	519%
FTTP	2,110	4%	807	1%	1,303	161%

Net revenues	$55,836	100%	$54,740	100%	$1,096	2%

     The decreases in DSL revenues were primarily due to lower unit shipments. The increases in VoIP revenues resulted from significantly higher unit shipments. We anticipate that full-year revenues from our VoIP products will be significantly higher for 2005 than for 2004.
     Competition and technological change in our markets are rapidly evolving and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our DSL and VoIP products tend to be higher at the time we introduce new products and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products, including FTTP products. Our average selling prices are also impacted by our customer concentration and product mix.
     The following customers accounted for more than 10% of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NEC	22%	52%	24%	46%
Sumitomo Electric Industries	30%	34%	32%	36%
Lucent Technologies Inc.	11%	*	15%	*
Marconi Corporation Plc	12%	*	*	*

*	Less than 10%
     Japan’s DSL market has been an important part of our business, and net new DSL subscribers in Japan has been a significant driver of consumption for Centillium’s DSL products. Therefore, the continuing low number of net new DSL subscribers in Japan will likely continue to impact our future revenues. Revenues from Japan, which have been largely attributable to our DSL products, have decreased significantly to $10.9 million and $33.2 million for the three and nine months ended September 30, 2005, respectively, as compared to $17.4 million and $45.6 million for the three and nine months ended September 30, 2004, respectively.

     Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit increased to $11.3 million and to $28.8 million in the three and nine month periods ended September 30, 2005, respectively, as compared to $10.1 million and $25.6 million in the three and nine month periods ended September 30, 2004, respectively. The increase in gross profit for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 was primarily attributable to the significant increases in VoIP and FTTP revenues as the impact of the decrease in DSL revenues on gross profit was largely offset by lower costs, improved yields and product mix. The gross margin increased to 57% and 52% in the three and nine month periods ended September 30, 2005 as compared to 50% and 47% in the respective periods of 2004 principally as a result of the lower costs, improved yields and product mix. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors and changes in product mix, among other factors.
     Research and Development Expenses. Research and development expenditures decreased by approximately $4.6 million, or 38%, to $7.4 million for the three months ended September 30, 2005 as compared to $12.0 million for the three months ended September 30, 2004 and by approximately $17.5 million, or 44%, to $22.3 million for the nine months ended September 30, 2005 as compared to $39.8 million for the nine months ended September 30, 2004. The decreases were due primarily to the focusing of our engineering development efforts on fewer programs which resulted in a substantial decrease in expenses for personnel and consultants, tapeouts and software design tools. We remain committed to significant research and development efforts to extend our technology leadership in the broadband communications markets in which we operate. We hold 27 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately 0.8 million, or 13%, to $5.1 million for the three months ended September 30, 2005 as compared to $5.9 million for the three months ended September 30, 2004. The decrease was primarily due to decreases in personnel and lower costs associated with complying with new corporate governance standards and expensed evaluation boards. Selling, general and administrative expenses increased by approximately $0.7 million, or 4%, to $18.4 million for the nine months ended September 30, 2005 as compared to $17.8 million for the nine months ended September 30, 2004 primarily as a result of $1.6 million in charges for surplus space for which Centillium has no future requirement partially offset by the decreases in personnel and expensed evaluation boards.
     Interest Income, Net. Interest income, net, was $448,000 for the three months ended September 30, 2005 as compared to $219,000 for the three months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2005 as compared to $791,000 for the nine months ended September 30, 2004. The increases were due to the impact of higher interest rates in 2005 which more than offset the decrease in funds available for investment in 2005.
     Provision for Income Taxes. Income tax expense was $39,000 and $120,000 for the three and nine months ended September 30, 2005, respectively, as compared to $37,000 and $109,000 for the three and nine months ended September 30, 2004, respectively. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on Centillium’s financial position and results of operations.
     In December 2004, the FASB issued SFAS 123R “Share-Based Payment” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Centillium’s consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results. The results of applying the requirements of the disclosure-only alternative of SFAS 123 to Centillium’s stock-based awards, assuming the application of the Black-Scholes option pricing model, would result in an approximate increase in Centillium’s net loss of $1.5 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively, and an increase in Centillium’s net loss of $3.5 million and $8.8 million for the nine months ended September 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
     Since our inception, we have financed our operations primarily through the sale of equity securities. As of September 30, 2005, we had $59.1 million in cash, cash equivalents and short-term investments as compared to $62.2 million as of December 31, 2004. Operating activities for the nine months ended September 30, 2005 used $3.8 million in cash primarily due to our net loss of $10.9 million, and an increase in prepaid and other current assets of $0.9 million, an increase in other assets of $0.3 million and a decrease in accounts payable of $0.8 million. These uses of cash were partially offset by non-cash expenses of $3.0 million for depreciation and amortization and $0.4 million for loss on retirement of property and equipment. In addition, cash was provided by decreases in accounts receivable of $1.4 million and inventories of $0.6 million, and by increases in accrued payroll and related expenses of $0.8 million, accrued liabilities of $2.3 million and other long-term liabilities of $0.7 million.
     Net cash provided by investing activities was $13.8 million for the nine months ended September 30, 2005. Net cash provided by investing activities related to sales and maturities of short-term investments of $57.7 million, partially offset by purchases of short-term investments of $43.1 million and the purchase of $0.9 million of property and equipment.
     Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2005, which consisted of proceeds from the issuance of common stock under employee stock plans.
     Our principal source of liquidity as of September 30, 2005 consisted of $59.1 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the “Risk Factors” section.
     Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

		Less than 1
	Total	Year	1-3 Years	After 3 Years
Operating leases — facilities	$5,756	$1,229	$3,075	$1,452
Operating leases — software	4,685	460	2,985	1,240
Inventory purchases	4,357	4,357	—	—

Total cash obligations	$14,798	$6,046	$6,060	$2,692

     We have taken significant steps to reduce losses and preserve cash by substantially decreasing expenses in 2005. Our future capital requirements depend on many factors and these may affect our research and development and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flow from operations will be sufficient to support our current operating plan for the remainder of 2005 and 2006. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry’s competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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
     We have not reported an operating profit for any year since our inception and have experienced a net loss of $10.9 million for the nine months ended September 30, 2005 and net losses of $43.1 million, $13.4 million and $33.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.
     Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of new optical network products and improvements to our DSL products. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future and may not achieve or maintain profitability.
Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of DSL in Japan and other factors have and may continue to adversely affect our business and operating results.
     Historically, our revenues have been largely dependent on the growth of new DSL subscribers in Japan. Sales to customers in Japan accounted for 59% of net revenues in the nine months ended September 30, 2005 and 78%, 79% and 86% of net revenues in the years ended December 31, 2004, 2003 and 2002, respectively. Therefore, the slowdown in deployment of DSL in Japan has adversely affected our operating results. Revenues from Japan decreased from $99.1 million in 2003 to $55.8 million in 2004, and decreased further from $45.6 million in the first nine months of 2004 to $33.2 million in the first nine months of 2005. The continuing low number of net new DSL subscribers in Japan will likely continue to negatively affect our future revenues.
     Because a substantial portion of our revenues have been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Sales to customers in Japan accounted for 55% and 59% of net revenues for the three months and nine months ended September 30, 2005, respectively, compared to 85% and 83% of net revenues for the three months and nine months ended September 30, 2004, respectively. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers’ demand, thereby forcing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

We derive a substantial majority of our revenues from DSL products, and our failure to diversify our sources of our revenues could harm our business and operating results.
     Historically, our revenues have been derived primarily from the sale of our DSL products. 73% and 78% of our net revenues were from sales of our DSL products for the three and nine months ended September 30, 2005, respectively, compared to 95% and 96% for the three and nine months ended September 30, 2004. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.
We depend on a few customers, and if we lose any of them, our sales and operations will suffer.
     We sell our products primarily to network equipment manufacturers. For the three and nine months ended September 30, 2005, NEC accounted for 22% and 24% and Sumitomo accounted for 30% and 32% of net revenues, respectively. For the three and nine months ended September 30, 2004, NEC accounted for 52% and 46% and Sumitomo accounted for 34% and 36% of net revenues, respectively. Lucent Technologies, Inc. accounted for 11% and 15% of our net revenues for the three and nine months ended September 30, 2005, respectively. Marconi Corporation Plc accounted for 12% of net revenues for the three months ended September 30, 2005. No other customer accounted for 10% or more of net revenues for the above periods. We do not have contractual volume commitments with these customers; instead we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our ability to meet financial metrics, however this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:
•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decision to purchase our products;

•	the success of our largest OEM customers; and

•	the continued demand for our customers’ systems products.
     As a result, we may not be able to maintain or increase sales to certain of our large customers for various reasons. Our concentration of business and on-going relationships with our major customers may also deter other potential customers who compete with these existing customers from buying our products. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer.
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
We depend on sole or limited source suppliers for several key components of our products.
     As a fabless semiconductor that neither owns nor operates a fabrication or manufacturing facility, we are heavily dependent on certain suppliers. We obtain certain parts, components and packaging used in the delivery of our products from sole or limited sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Co., Ltd and Semiconductor Manufacturing International Corporation. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole or limited source suppliers may:

•	experience delays in meeting our customer demand on a timely basis, or at all;

•	enter into exclusive arrangements with our competitors;

•	stop selling their products or components to us at commercially reasonable prices;

•	refuse to sell their products or components to us at any price; or

•	be subject to production disruptions caused by power outages, earthquakes, financial difficulties.
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
     The market price of our common stock has been volatile. Since January 1, 2002 our common stick has traded at prices as low as $1.08 and as high as $14.58 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:
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
     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving technical standards, short product life cycles and wide fluctuations in product supply and demand. From time to time these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry, and in our business in particular. Periods of industry downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship product compared to our competitors and result in deteriorating market share. These factors have caused substantial fluctuations in our revenues and results of operations. We have experienced these cyclical fluctuations in our businesses in the past and we may experience cyclical fluctuations in the future.

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
     We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Centillium have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
     In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Centillium’s consolidated statements of operations. The accounting provisions of SFAS 123R were to take effect for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The Commission’s new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Centillium is therefore required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results.
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
     There have been announcements throughout the worldwide telecommunications industry of current and planned reductions in component inventory levels and equipment production volumes, and of delays in the build-out of new infrastructure. Any of these trends, if continued, could result in lower than expected demand for our products, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline. Specifically, we have experienced:
•	reduced demand for our products;

•	increased price competition for our products;

•	increased risk of excess and obsolete inventories;

•	higher research and development and general and administrative costs, as a percentage of revenues.
     Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology. If the current uncertain economic conditions continue or deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations, or cash flow.
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
     In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and the probable outcome of this suit cannot be predicted with any certainty. We are continuing to defend this suit vigorously but an unfavorable ruling could have a material adverse impact on Centillium’s financial position or results of operations.
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
Because our products are components of other equipment, if broadband equipment manufacturers do not incorporate our products in their equipment, or if the equipment incorporating our products are not successful, we may not be able to generate sales of our products in volume quantities.
     Our products are not sold directly to the end-user; they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the manufacturing and deployment of the equipment to be successful. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. If equipment that incorporates our products is not accepted in the marketplace, we may not achieve sales of our products in volume quantities, which would have a negative impact on our results of operations.
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
     We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenues upon shipment of products to a customer. If a customer refuses to accept shipped products, we could incur significant charges against our revenues.
We derive a substantial amount of our revenues from international sources, and difficulties associated with international operations could harm our business.
     A substantial portion of our revenues has been derived from customers located outside of the United States. 66% and 70% of our net revenues for the three and nine months ended September 30, 2005, respectively, were to customers located in Asia as compared to 92% and 89% for the three and nine months ended September 30, 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:
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
     Our products are complex and have contained errors, defects and bugs when introduced and revised. We may in the future experience further errors, defects and bugs. If we deliver products with errors, defects or bugs or products that have reliability, quality or compatibility problems, our credibility and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems and may have our sales to customers interrupted or delayed. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to potential liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations, and may divert our technical and other resources from other development efforts.
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
We may make future acquisitions and acquisitions that could involve numerous risks, result in unanticipated accounting charges or otherwise adversely affect our results of operations.
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
     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, deferred compensation charges, and the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our stock to decline.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2005, all of our investments were in money market funds, high quality commercial paper and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $71,000 decrease in the fair value of our available-for-sale securities as of September 30, 2005.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. (“Centillium Japan”) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. Centillium is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on Centillium’s financial position or results of operations.
     In addition, we are responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.
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

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: November 3, 2005	By:	/s/ J. SCOTT KAMSLER

J. Scott Kamsler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.47(16)	Executive Officer Annual Compensation for Selected Executives

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d -14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 27, 2005.