Form 10-K
period 2005-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2006-03-13
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    ☐        NO    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES    ☐        NO    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005, the last business day of the registrant's most recently completed second quarter, was approximately $70,577,000 based upon the closing price for shares of the registrant's common stock as reported by The NASDAQ National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 3, 2006, approximately 40,305,403 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed before May 1, 2006.

     PDF provided as courtesy

Centillium Communications, Inc.

Form 10-K
Annual Report

Table of Contents

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

CAUTIONARY STATEMENT

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, our target markets, our ability to design, develop and supply competitive products, market acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part I, Item 1A, of this report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers who sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

Centillium was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number at that location is (510) 771-3700. Our Internet address is www.centillium.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our common stock trades on the Nasdaq National Market under the symbol "CTLM."

INDUSTRY ENVIRONMENT

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over networks of media, such as copper wires, fiber optic strands and wireless transmission over radio frequencies. This evolution has been driven by substantial increases in the number of users and new bandwidth-intensive computing and communications applications, such as web-based commerce, streaming audio and video, IPTV and online gaming. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers and handheld computing devices such as personal digital assistants, portable digital audio players, digital cameras and cellular phones. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

This evolution has inspired equipment manufacturers and service providers to develop and expand existing broadband communications markets and has created the need for new generations of integrated circuits. Broadband transmission of digital information over existing infrastructure requires highly-integrated mixed-signal semiconductor products to perform critical systems functions such as complex signal processing and converting digital data to and from analog signals. Broadband communications equipment requires substantially higher levels of system performance, in terms of both speed and precision, which typically cannot be adequately addressed by traditional semiconductor products developed for low-speed transmission applications. Moreover, products that are based on multiple discrete analog and digital chipsets generally cannot achieve the cost-effectiveness, performance and reliability requirements demanded by today's broadband marketplace. These requirements are best addressed by new generations of highly-integrated mixed-signal and digital devices that combine complex system functions within high performance circuitry and can be manufactured in high volumes using cost-effective process technologies.

TARGET MARKETS AND CENTILLIUM PRODUCTS

Centillium designs, develops and supplies a portfolio of SoC products for broadband access infrastructure and a number of the key applications enabling broadband services. Currently, our target markets include DSL semiconductor products for use in the service provider's central office and for use in a DSL subscriber's home or business, VoIP products for use in carrier-class and enterprise-class voice gateways and switches and for use in the consumer telephony market and optical access products initially targeting the emerging FTTP market. The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets.

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

Our DSL products are based on a type of DSL technology known as asymmetrical DSL or ADSL. ADSL technology provides substantially faster transmission of data from the network to the end-user than from the end-user to the network. This tradeoff works to the consumer's advantage in that most users typically download more data from the network than they send to the network. Each of our DSL products generally consists of two semiconductor devices - a mixed-signal device and a digital device. The mixed-signal chip translates signals between analog and digital formats, and our digital chip incorporates our proprietary software programmable digital signal processor.

DSL Central Office (CO) Infrastructure Products

Centillium's MaximusTM family of DSL central office infrastructure products is used in various types of communications equipment that aggregate and process data traffic from a substantial number of individual telephone lines for transmission through a data network. Our Maximus products are based on our eXtremeDSLMAX technology, which supports data rates up to 50 Mbps downstream and 5 Mbps upstream and extends the reach of ADSL service up to 24,000 feet. In addition, it supports the range of data rates required by ADSL2/2+ Annex A, B, C, L and J. Our high performance, tightly-integrated infrastructure chipsets offer high port density coupled with low power consumption. High port density means that a service provider can serve more customers with fewer pieces of equipment, while a low power chipset leads to lower energy and operational costs for the service provider. These features effectively lower costs for service providers.

DSL Customer Premises Equipment (CPE) Products

Centillium's PalladiaTM family of products is used in various types of customer premises equipment that process data signals between a regular telephone line and a computer. It enables end-users to simultaneously connect to the Internet at very high data rates while talking on the telephone or sending a fax. Our Palladia products, as with our Maximus products, are based on our eXtremeDSLMAX technology. Our high performance DSL CPE chipsets enable CPE equipment manufacturers to produce devices with high data throughput. In addition, the integration of various features, small form factor and low power consumption of our Palladia chipsets result in lower production and ownership costs.

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

Currently, most telephony service providers maintain two separate networks - one for legacy voice traffic and a second for data traffic. VoIP technology compresses voice signals into discrete packets of data, thereby enabling the voice signals to be transmitted over lower-cost networks originally designed for data-only transmission. VoIP technology is used in numerous new types of communications equipment, such as next generation carrier- and enterprise-class gateways, soft switches, digital loop carriers, IP DSL access multiplexers, media terminal adapters, and home gateways for use by consumers and small businesses. These VoIP technology-based devices enable more efficient and cost-effective voice transmissions than their legacy circuit-switched equipment counterparts. In addition to significant cost savings, VoIP also enables advanced services that traditional telephony could not support. VoIP technology enables and enhances features such as unified messaging and managed services that provide additional value to consumers and businesses and allow service providers to enhance revenue opportunities.

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

Entropia III, our flagship VoIP product, is an advanced VoIP system-on-chip processor that can process up to 1,008 voice channels for voice and media gateways, wireless infrastructure gateways, Class 4 and 5 switch replacements, digital loop carriers, voice-enabled IP routers and IP private branch exchange (PBX) systems. Entropia II LP is our VoIP product that processes up to 336 or 96 voice channels per chip. Entropia II LP is marketed for use in central office and enterprise voice equipment that require mid-level channel densities and central office equipment that process both DSL and VoIP signals. Entropia II LP is marketed for use in central office access gateways and enterprise voice equipment that requires lower channel densities.

Centillium's Voice Services PlatformTM (VSP) is a combination of silicon and software building blocks that can be used for the development of consumer VoIP telephony applications. Our VSP provides original equipment manufacturers with toll-quality voice, fax and routing functionality, including advanced calling features such as global phone number portability, virtual phone numbers, conferencing, superior echo cancellation and a host of other new features not available with traditional phone service.

Our Atlanta product family is a voice processing system-on-chip for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office network. The Atlanta A70™ product is the family's entry level SoC while the A80™ SoC adds in the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the Small Office and Home Office (SOHO) market with four voice channels and the highest-performing routing engine available at 100 Mbit/second. At the top of the Atlanta family, the A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice.

Fiber-To-The-Premises (FTTP)

FTTP technologies, as with DSL, provide high speed network access for both residential and business end users. FTTP offers speeds of service up to 1 Gbps without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider's network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams.

Our FTTP products are based on a type of optical technology known as Passive Optical Networking (PON). In this market space, we have introduced Ethernet-based PON (EPON) products. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly - a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.

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

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed-signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products allowing OEM's to have:

    Short time to market through flexibility due to programmability;

    Better performance due to higher data throughput;

    Low power consumption; and

    Best board density due to reduced bill of material and smaller package size.

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

Digital chip design. We are experts in the area of highly complex, high-speed digital chip development. We design both the logic and the physical layout for our products. This design expertise has enabled us to develop tightly integrated digital chips that have small form factors with low power consumption.

Mixed-signal chip design. A mixed-signal chip translates signals between analog and digital formats. Our team of analog engineers has substantial experience in signal conversion techniques and analog circuit design, and we believe our mixed-signal DSL chip contains among the highest level of integration in the industry. Our expertise also expands into mixed signal Optical PON chips.

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

A small number of customers have historically accounted for a substantial portion of our revenue. In 2005, 2004 and 2003, NEC Corporation (NEC) accounted for 26%, 42% and 49% and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 35%, 35% and 31% of net revenues, respectively. Lucent Technologies accounted for 13% of net revenues in 2005. No other customer accounted for 10% or more of net revenues in any year during this three-year period. Furthermore, our revenues since inception have been concentrated in Japan.

The following is a summary of net revenues by major geographic area as a percentage of total revenues:

	Years Ended December 31,
	2005	2004	2003
Japan	64%	78%	79%
United States	19	13	12
Other	17	9	9
Total	100%	100%	100%

The loss of a key customer could materially and adversely affect our business, financial condition and results of operations. We expect that our key customers will continue to account for a substantial portion of our net revenues in 2006 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice and we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior design-in engineering support. We believe that providing comprehensive design-in service and support is critical to shortening our customers' design cycles and maintaining a competitive position in our targeted markets. We market and sell our products through our direct sales force and through independent sales representatives.

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

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers, based upon our forecasts of worldwide customer demand. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Due to industry practice, which allows customers to cancel or change orders prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2005, we employed 202 engineers in research and development. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Our principal design centers are located in Fremont, California, India and France.

Research and development expense in 2005, 2004 and 2003 was approximately $29.6 million, $53.7 million and $46.2 million, respectively.

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

Wafer Fabrication

We do not own or operate a wafer fabrication facility. Most of our silicon wafers are produced by Taiwan Semiconductor Manufacturing Company, Semiconductor Manufacturing International Corporation and IBM. The inability of any one of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to assure production capacity, while maintaining the option of qualifying new foundries to provide additional production capacity if needed. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, or in the event of any other disruption of foundry capacity, or if there is insufficient capacity to meet our demand, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Assembly and Test

Completed silicon wafers are probed and the individual die are assembled, packaged and tested by one of our subcontractors: Amkor Technology, Inc., STATS ChipPAC Ltd., and United Test and Assembly Center Limited. While we have not experienced any material disruption in supply from assembly and testing subcontractors to date, we could experience assembly and testing problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its respective facilities, or in the event of any other disruption of assembly and testing capacity, or if there is insufficient capacity to meet our demand.

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

We prequalify our foundry and assembly and testing subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly and testing subcontractors. We monitor wafer foundry production to ensure consistent overall quality, reliability and yield levels.

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

There are a number of domestic and international suppliers of semiconductors in the markets that we compete in. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. In addition, our competitors may in the future develop technologies that more effectively address our markets at a lower cost. We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property law, nondisclosure agreements and other protective measures to protect our proprietary rights. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect such intellectual property.

Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of that intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot be assured that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products as is the case in the on-going Fujitsu suit in Japan. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

EMPLOYEES

As of December 31, 2005, we had a total of 286 employees, of whom 202 were engineers. None of our employees are represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense and there is no assurance that we will continue to be successful in the future.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business

We have a history of losses and may experience losses in the future.

We have not reported an operating profit for any year since our inception and have experienced a net loss of $11.3 million, $43.1 million and $13.4 million in 2005, 2004 and 2003, respectively. With the adoption of SFAS 123R, we will not be profitable in the foreseeable future and it will have a material adverse impact on our operating results.

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

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of DSL in Japan and other factors have affected and may continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new DSL subscribers in Japan. Sales to customers in Japan accounted for 64%, 78% and 79% of net revenues in 2005, 2004 and 2003, respectively. Therefore, the slowdown in deployment of DSL in Japan has adversely affected our operating results. Revenues from Japan decreased from $55.8 million in 2004 to $49.0 million in 2005. The continuing low number of net new DSL subscribers in Japan will likely continue to negatively affect our future revenues.

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

Historically, our revenues have been derived primarily from the sale of our DSL products. 79%, 94% and 98% of our net revenues were from sales of our DSL products for 2005, 2004 and 2003, respectively. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.

We depend on a few customers, and if we lose any of them, our sales and operations will suffer.

We sell our products primarily to network equipment manufacturers. NEC Corporation (NEC) accounted for 26%, 42% and 49% and Sumitomo Electric Industries, Ltd. (Sumitomo) accounted for 35%, 35% and 31% of net revenues in 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 13% of net revenues in 2005. No other customer accounted for 10% or more of net revenues in any year during this three-year period. We do not have contractual volume commitments with these customers; instead we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our ability to meet financial metrics. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

    the fact that many of our customers have pre-existing or concurrent relationships with our competitors that may affect the customers' decision to purchase our products;

    the success of our largest OEM customers; and

    the continued demand for our customers' systems products.

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

We expect the average selling prices of our products to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. If we price our products too high, our customers may use a competitor's product or an in-house solution. To maintain profit margins, we must reduce our costs sufficiently to offset declines in average selling prices, or successfully sell proportionately more new products with higher average selling prices. Yield or other production problems, or shortages of supply may preclude us from lowering or maintaining current product costs.

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

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In such a litigation, a court could issue a preliminary injunction that would require us to withdraw or recall certain products. Moreover, we cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages (including treble damages) or have the sale of our products stopped by a permanent injunction. Such a license may not be available on reasonable terms, or at all. In addition, if a customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products.

We also have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. We have also received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits and the costs to us could be substantial and our business could be harmed. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of the attention of management and other key employees to defend. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks significant monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. We believe we have meritorious defenses and we are continuing to defend ourselves against these claims vigorously. We have already incurred and are likely to continue to incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial liability and this could have a material adverse effect on our financial position, results of operations or cash flows.

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

    timely and accurately predict market requirements and evolving industry standards;

    successfully define new products;

    timely and accurately identify opportunities in new markets;

    timely complete and introduce new product designs;

    scale our operations in response to changes in demand for our products and services;

    license any desired third party technology or intellectual property rights;

    timely qualify and obtain industry interoperability certification of our products and the products of our customers into which our products will be incorporated;

    obtain sufficient foundry capacity and packaging materials;

    achieve high manufacturing yields;

    shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

    gain market acceptance of our products and our customers' products.

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products and if unsuccessful, we may be unable to attract new customers or to retain our existing customers as these customers may choose or transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations. For example, one such FTTP customer in Japan has delayed orders due to its customers' requirements until as late as the fourth quarter of 2006.

We depend on sole or limited source suppliers for the manufacture of our products.

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

    refuse to sell their products or components to us at any price; or

    be subject to production disruptions caused by power outages, earthquakes and financial difficulties.

Developing and maintaining these strategic relationships with our vendors is critical for us to be successful, but our business is susceptible to disruption, and our results of operations can be adversely affected, by any inability to do so. In periods of high demand in the semiconductor market, we may experience delays in meeting our capacity demand for components and as a result may be unable to deliver products to our customers on a timely basis. In addition, we could experience similar delays due to technical and quality control problems at our suppliers' facilities. If any of these events occur, or if our suppliers' facilities suffer any damage or disruption, we may not be able to meet our customer demand on a timely basis, or at all, and may need to successfully qualify an alternative supplier in a timely manner in order to not disrupt our business. We typically require a significant period of time to qualify a new supplier or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our suppliers' existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result.

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

Rapid changes in the market for broadband access chip sets may render our chip sets obsolete or unmarketable.

The market for chip sets for our products is characterized by:

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

The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Only after these steps are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Additionally, this cycle may be as long as 18 to 24 months for our VoIP products. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period and in turn adversely impact our stock price. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which could cause our business and results to suffer.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. In 2005, 2004 and 2003, 74%, 86% and 87%, respectively, of our net revenues were to customers located in Asia. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

    political, social and economic instability;

    exposure to different legal standards, particularly with respect to intellectual property;

    natural disasters and public health emergencies;

    nationalization of business and blocking of cash flows;

    trade and travel restrictions;

    the imposition of governmental controls and restrictions;

    burdens of complying with a variety of foreign laws;

    import and export license requirements and restrictions of the United States and each other country in which we operate;

    unexpected changes in regulatory requirements;

    foreign technical standards;

    changes in taxation and tariffs;

    difficulties in staffing and managing international operations;

    foreign currency exchange rates;

    difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

    potentially adverse tax consequences.

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

We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Centillium have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Because manufacturers of communications equipment may be reluctant to change their sources of components, if we do not achieve design wins with such manufacturers, we may be unable to secure sales from these customers in the future.

Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins with equipment manufacturers, who have chosen a competitor's semiconductors could create barriers to future sales opportunities with these manufacturers.

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

A general economic slowdown and a slowdown in spending in the telecommunications industry have affected and may continue to negatively affect our business and operating results.

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

    reduced demand for our products;

    increased price competition for our products;

    increased risk of excess and obsolete inventories; and

    higher research and development and general and administrative costs, as a percentage of revenues.

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

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in Centillium's consolidated statements of operations. The accounting provisions of SFAS 123R were to take effect for reporting periods beginning after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS 123R. The SEC's new rule allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Centillium is therefore required to adopt SFAS 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results.

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

Our products are complex and have contained errors, defects and bugs when introduced and revised. In the future we may experience further errors, defects and bugs. If we deliver products with errors, defects or bugs or products that have reliability, quality or compatibility problems, our credibility and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems and may have our sales to customers interrupted or delayed. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to potential liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify some of our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations, and may divert our technical and other resources from other development efforts.

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

Risks Related to Our Common Stock

Our stock price may continue to be volatile.

The market price of our common stock has been volatile. Since January 1, 2002 our common stock has traded at prices as low as $1.08 and as high as $14.58 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease two buildings in Fremont, California with approximately 104,000 square feet of space under a lease which expires in February 2011. One building which we occupy is approximately 52,000 square feet and houses our corporate headquarters, administration, sales and marketing, research and development, and operations departments. A second building, which we vacated and for which we recorded $2.2 million in charges for surplus space in 2005, is approximately 52,000 square feet and is available for sublease. Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan, France and South Korea for sales offices. We believe that our current facilities are adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

Centillium enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to our products. The term of these indemnification agreements is generally perpetual but is typically subject to an overall cap on liability. Centillium has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and we have no liabilities recorded for these agreements as of December 31, 2005.

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks significant monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. We believe we have meritorious defenses and we are continuing to defend ourselves against these claims vigorously. We have already incurred and are likely to continue to incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial liability and this could have a material adverse effect on our financial position, results of operations or cash flows.

Centillium is involved in other litigation and responding to claims arising in the ordinary course of business. Centillium intends to defend itself vigorously in these other matters.  Centillium's management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on the Centillium's financial statements, although there can be no assurance in this regard. In addition, Centillium is responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should Centillium not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on The NASDAQ National Market under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock on The NASDAQ National Market:

	High	Low
2005 Quarters Ended:
First Quarter	$ 2.82	$ 1.83
Second Quarter	$ 2.57	$ 1.90
Third Quarter	$ 4.20	$ 2.14
Fourth Quarter	$ 4.70	$ 2.94
2004 Quarters Ended:
First Quarter	$ 7.60	$ 4.15
Second Quarter	$ 5.07	$ 2.98
Third Quarter	$ 3.82	$ 2.35
Fourth Quarter	$ 2.92	$ 2.05

On March 3, 2006, there were approximately 129 record holders of Centillium's Common Stock, and the last reported sale price of our common stock was $3.37. There were approximately 5,181 beneficial stockholders as of March 3, 2006.

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

Years Ended December 31,
	2005 (1)	2004	2003	2002 (2)	2001 (3)
(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$ 76,127	$ 71,151	$ 124,976	$ 104,972	$ 159,507
Gross profit	$ 40,972	$ 33,472	$ 53,823	$ 45,472	$ 79,726
Operating loss	$ (12,810)	$ (43,977)	$ (14,298)	$ (35,630)	$ (21,847)
Net loss	$ (11,285)	$ (43,062)	$ (13,359)	$ (33,301)	$ (19,693)
Basic and diluted net loss per share	$ (0.29)	$ (1.13)	$ (0.37)	$ (0.96)	$ (0.59)
Shares used to compute basic and diluted
net loss per share	39,312	38,210	36,433	34,641	33,495

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
investments	$ 61,340	$ 62,191	$ 89,626	$ 102,002	$ 110,853
Working capital	$ 44,539	$ 49,115	$ 88,284	$ 83,795	$ 103,663
Total assets	$ 78,347	$ 81,945	$ 125,624	$ 122,439	$ 144,208
Capital lease obligation, less current portion	$ -	$ -	$ -	$ 525	$ -
Total stockholders' equity	$ 46,612	$ 55,332	$ 96,037	$ 93,823	$ 121,158

____________

(1) Results of operations for 2005 include $2.2 million in charges for surplus space at our Fremont, California location.
(2) Results of operations for 2002 include a $5.8 million charge for impairment of goodwill.
(3) Results of operations for 2001 include a $7.4 million charge for in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally preceded by words that imply a future state such as "expected" or "anticipated" or imply that a particular future event or events will occur such as "will." Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The section entitled "Risk Factors" and similar discussions in our other reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.

Overview

Centillium designs, develops and supplies highly-integrated programmable system-on-a-chip (SOC) solutions that enable high-speed broadband access, which is the delivery of high-capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SOC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers who sell DSL and optical network equipment for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony.

We currently sell through our direct sales force and through independent sales representatives in the Asia-Pacific region, Europe, and North America.

Since inception, our net revenues have been derived primarily from the sale of our DSL products to two customers in Japan. These two customers are NEC Corporation (NEC) and Sumitomo Electric Industries, Ltd. (Sumitomo). In 2004 compared to 2003, the ADSL new subscriber market in Japan shrank dramatically, which adversely impacted our financial performance. In 2005 compared to 2004, the ADSL new subscriber market shrank further. As the DSL market continues to approach maturity, we expect that the new subscriber rate in 2006 will remain at or be lower than the rate experienced in 2005.

We have not reported an operating profit for any year since inception and have experienced net losses of approximately $11.3 million, $43.1 million and $13.4 million for 2005, 2004 and 2003, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

We must achieve substantial revenue growth and continue to reduce expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by targeting opportunities in the FTTP and VoIP markets. During the third quarter of 2005, we announced our entry into the VDSL market with eXtremeVDSL2™, a highly optimized and flexible solution that will complement our FTTP initiative and extend our DSL product portfolio. In the second quarter of 2005, we announced an expansion to the PalladiaTM 400 product family, which delivers the industry's first integrated VoIP solution for the ADSL market. In 2004, we introduced Atlanta 100, which provides a secure high performance router solution for the CPE market with superior VoIP capability, and our Voice Services Platform (VSP), which is designed as the consumer electronics industry's turnkey platform for the development and deployment of carrier-grade VoIP products.

We announced in 2004 a line of optical access products for the developing FTTP market. Our FTTP revenues were $3.8 million and $877,000 in 2005 and 2004, respectively. Growth, if any, in our FTTP revenues in 2006 and beyond is dependent on qualification of our FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan, which we had expected to account for a significant percentage of this growth, has postponed purchases because our product did not meet a previously waived requirement. Moreover, for this customer, our product must now meet additional requirements and we are in the process of redesigning this product. This is expected to significantly slow our anticipated growth in optical revenues in 2006. We will also incur further costs to implement these customer requirements. Even if we are successful, we expect the delay to defer revenue to as late as the fourth quarter of 2006 and possibly beyond. However, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

In addition to our expanded product lines, we have also increased our sales and marketing presence outside of Japan. We reduced our operating expenses, primarily in the research and development area. The investments we made in our design center in India and in attracting talented engineers resulted in our ability to reduce expenses by conducting more of our research and development in India, where costs are substantially lower than in the United States.

In 2005, we recorded total charges of about $2.2 million for surplus space in a building at our Fremont, California location, which we abandoned. In addition, we recorded a $1.0 million charge for licensed software tools, which were written off as these tools are not expected to have future alternative uses. During the fourth quarter of 2004, we restructured our organization by implementing a workforce reduction and terminating a $1.4 million license for certain software design tools. We also cancelled certain development programs to better focus on higher growth opportunities. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development personnel. These initiatives coupled with a 7% increase in 2005 revenues, an increase in the 2005 gross margin, as well as further expense reductions resulted in a significant decrease in our net loss for 2005. Our net loss decreased by approximately $31.8 million, or 74%, to a net loss of $11.3 million for 2005 as compared to $43.1 million for 2004.

Our planned actions for 2006 are based on certain assumptions concerning the adoption of broadband technologies, the rate of DSL subscriber growth, the successful deployment of our FTTP products in Japan and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position, or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.

Net Revenues: In 2005, 2004 and 2003, DSL revenues accounted for 79%, 94% and 98% of our net revenues, respectively. In 2005, 2004 and 2003, NEC accounted for 26%, 42% and 49% and Sumitomo accounted for 35%, 35% and 31% of net revenues, respectively. Lucent Technologies accounted for 13% of net revenues in 2005. No other customer accounted for 10% or more of net revenues in any year during this three-year period.

We believe revenues from our DSL products will continue to decrease as a percentage of net revenues due to the anticipated growth in revenues from VoIP and FTTP products. We believe that our three largest customers will continue to account for a substantial portion of our net revenues in 2006.

Our sales have historically been denominated in U.S. dollars, and major fluctuations in currency and exchange rates could materially impact our customers' demand and pricing overall.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months, with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for our VoIP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders may vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected.

Competition and technological change in the rapidly evolving DSL market has and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

Cost of Revenues: We are a fabless semiconductor company and we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, overhead associated with procurement and production engineering, provisions for excess and obsolete inventories, and product warranty costs.

Research and Development Expenses: Research and development expenses consist primarily of employee compensation and related personnel expenses, fees paid to consultants, non-recurring engineering, prototype costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses include employee compensation and related personnel expenses in sales and marketing, product marketing, applications engineering, and corporate functions including accounting, finance, legal, human resources and information systems.

Stock-based Compensation: Deferred compensation represents the difference between the grant price and the fair market value for financial statement reporting purposes of our common stock option and restricted stock grants. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. Amortization of deferred compensation using the straight-line vesting method was $36,000 in 2005 compared to $289,000 in 2004. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first quarter of 2006. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption of FAS 123R will have a material adverse impact on operating results.

Interest Income and Other, Net: Interest income consists of interest earned on cash and cash equivalent balances and short-term investments.

Provision for Income Taxes: The provision for income tax expense was $149,000 in 2005, $155,000 in 2004 and $133,000 in 2003. The provisions for income taxes relate to current taxes payable for income generated by the Company's subsidiaries located in foreign jurisdictions.

As of December 31, 2005, we have $132.9 million and $35.6 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. We also have research and development tax credit carryforwards for U.S. federal and state purposes of approximately $5.1 million and $5.7 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2006.

Utilization of net operating loss and credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carry-forwards before full utilization.

Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and our reported cumulative net losses to date, we have provided a full valuation allowance against our deferred tax assets because we do not believe it is more likely than not that these deferred tax assets will be realized.

Critical Accounting Policies

General: Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Doubtful Accounts: We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We record allowances for doubtful accounts for estimated losses based upon specifically identified amounts that we believe to be uncollectible. We record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on our results of operations in the period in which such changes or events occur.

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories we are committed to purchase with consideration given to deterioration, obsolescence, and other factors. We typically use a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.

Warranty: A limited warranty is provided on our products generally for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor product returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required.

Litigation and Contingencies: From time to time, we receive various inquiries or claims in connection with patent and other intellectual property rights. In certain cases, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Should we not be able to secure the terms we expect or should the terms become more favorable than the terms we expect, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.

The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for our management's judgment in their application. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K that contain accounting policies and other disclosures required by GAAP.

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2005	2004	2003
Net revenues	100%	100%	100%
Cost of revenues	46	53	57
Gross profit	54	47	43
Operating expenses:
Research and development	39	76	37
Selling, general and administrative	32	33	18
Amortization of acquisition-related intangibles	-	-	*
Total operating expenses	71	109	55
Operating loss	(17)	(62)	(12)
Interest income, net	2	1	1
Loss before provision for income taxes	(15)	(61)	(11)
Provision for income taxes	*	*	*
Net loss	(15)%	(61)%	(11)%

__________

* Less than 1%

Years ended December 31, 2005 and 2004

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 76,127	100%	$ 71,151	100%	$ 4,976	7%
Cost of revenues	35,155	46%	37,679	53%	(2,524)	(7)%
Gross Profit	$ 40,972	54%	$ 33,472	47%	$ 7,500	22%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following table presents net revenues for each of our major product lines (in thousands except for percentages);

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 60,313	79%	$ 66,757	94%	$ (6,444)	(10)%
VoIP	12,034	16%	3,507	5%	8,527	243%
FTTP	3,780	5%	887	1%	2,893	326%
Net revenues	$ 76,127	100%	$ 71,151	100%	$ 4,976	7%

Net revenues in 2005 were $76.1 million, compared with $71.2 million in 2004, an increase of $4.9 million, or 7%. Revenues from our DSL products accounted for $60.3 million, or 79%, of net revenues in 2005, as compared to $66.8, million or 94%, of net revenues in 2004. The decline in DSL revenues was primarily due to a significant decrease in the number of new DSL subscribers in Japan as compared to 2004, and to a lesser extent, by a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Revenues from Japan comprised 64% and 78% of our net revenues in 2005 and 2004, respectively. Japan's DSL market has been an important part of our business, and new DSL subscribers in Japan has been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing decreasing number of new DSL subscribers in Japan will likely continue to impact our future revenues. Revenues from Japan, which have been largely attributable to our DSL products, have decreased by $6.8 million to $49.0 million in 2005 as compared to $55.8 million in 2004.

Revenues from VoIP products accounted for $12.0 million of revenues in 2005 as compared to $3.5 million in 2004, or 16% and 5% of net revenues, respectively. We expect our VoIP revenues to continue to grow in absolute dollars and as a percentage of revenues in 2006. Revenues from our FTTP products accounted for $3.8 million of revenues in 2005 as compared to $887,000 in 2004, or 5% and 1% of net revenues, respectively. We expect our FTTP revenues to continue to grow in 2006, but this growth is highly dependent on qualification of our FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan has postponed purchases because our product did not meet a previously waived requirement. This is expected to significantly slow our anticipated growth in optical revenues in 2006 and we expect the delay to defer revenue to as late as the fourth quarter of 2006 and possibly beyond.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Years Ended December 31,
	2005	2004
NEC	26%	42%
Sumitomo	35%	35%
Lucent	13%	*

__________

* Less than 10%

Gross Profit: Gross profit represents net revenues less the cost of revenues. Gross profit increased by $7.5 million, to $41.0 million in 2005 from $33.5 million in 2004. The increase was primarily due to significant increases in VoIP and FTTP revenues as the impact of the decrease in DSL revenues on gross profit was largely offset by lower wafer, assembly and test costs, as well as improved yields and a favorable product mix. Gross profit margin increased to 54% in 2005 from 47% in 2004 primarily due to the lower costs, improved yields and product mix, which more than offset the decline in the average selling price. Our future gross profit margins may be affected by competitive pricing strategies, fluctuations in unit volume and manufacturing costs, and changes in product and customer mix among other factors.

Research and Development Expenses: Research and development expenses decreased by 45% to $29.6 million in 2005 from $53.7 million in 2004. The $24.1 million decrease resulted primarily from $10.7 million in decreased employee compensation and related personnel expenses, $4.1 million in engineering design tools expense which includes a $1.0 million charge for licensed software tools, which were written off as these tools are not expected to have future alternative uses, $4.0 million in engineering evaluation board and pre-production testing expenses, $3.4 million in consulting expense, $1.2 million in facilities and $0.7 million in travel expense. The decreased expenses in employee compensation and related personnel expenses was primarily attributable to significantly lower headcount in the United States due to both the reduction in force implemented in the fourth quarter of 2004 and to additional decreases in headcount in 2005. However, we expect research and development expenses in 2006 to be slightly higher than in 2005 as we anticipate a higher level of program development. However, there can be no assurance that our research and development expenses will not increase further in the future.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2005 increased by 2% to $24.2 million from $23.7 million in 2004. The $0.5 million increase resulted primarily from the $2.2 million charge for surplus space in our Fremont, California location which we abandoned and to a $0.9 million increase in sales commissions, partially offset by decreases in expenses of $1.1 million in marketing, $0.4 million in public company compliance, $0.4 million in travel, $0.3 million in depreciation and amortization, $0.2 million in business insurance and $0.2 million in legal expenses. We expect that selling, general and administrative expenses in 2006 will decrease in absolute dollars and as a percentage of revenues. However, there can be no assurance that our sales and marketing expense will not increase in the future or that we will develop a cost structure, which will lead to profitability under current and expected revenue levels.

Stock-based Compensation Expense: Stock-based compensation expense was $36,000 in 2005 compared to $289,000 in 2004. In April 2005, our Board of Directors determined to supplement the equity-based compensation of the Board by making an annual grant to each non-employee director of 5,000 shares of restricted common stock of the Company, with such shares vesting 100% on the first anniversary of the date of the grant resulting in a compensation expense of $36,000 for the year ended December 31, 2005.

The 2004 expense was attributable to the amortization of deferred compensation expense recorded in 2000, net of forfeitures, using the graded vesting method, which resulted in accelerated amortization of deferred compensation expense in the earlier years of the awards' vesting period. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated.

Interest Income and Other, Net: Interest income and other, net was $1.7 million in 2005 compared to $1.1 million in 2004. The overall rise in interest rates throughout 2005 resulted in an increased interest income that more than offset the decrease in funds available for investment.

Provision for Income Taxes: The provision for income tax expense was $149,000 in 2005 and $155,000 in 2004. The provision for income taxes relates to current taxes payable for income generated by the Company's subsidiaries located in foreign jurisdictions.

As of December 31, 2005, we have $132.9 million and $35.6 million of net operating loss carryforwards for federal and state purposes, respectively. We also have research and development tax credit carryforwards for federal and state purposes of approximately $5.1 million and $5.7 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2006.

Years ended December 31, 2004 and 2003

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 71,151	100%	$ 124,976	100%	$ (53,825)	(43)%
Cost of revenues	37,679	53%	71,153	57%	(33,474)	(47)%
Gross Profit	$ 33,472	47%	$ 53,823	43%	$ (20,351)	(38)%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following table presents net revenues for each of our major product lines (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 66,757	94%	$ 122,101	98%	$ (55,344)	(45)%
VoIP	3,507	5%	2,470	2%	1,037	42%
FTTP	887	1%	405	0%	482	119%
Net revenues	$ 71,151	100%	$ 124,976	100%	$ (53,825)	(43)%

Net revenues in 2004 were $71.2 million, compared with $125.0 million in 2003, a decrease of $53.8 million, or 43%. Revenues from our DSL products accounted for $66.8 million, or 94%, of net revenues in 2004, as compared to $122.1 million, or 98%, of net revenues in 2003. The decline in DSL revenues was primarily due to a significant decrease in the number of new DSL subscribers in Japan as compared to 2003, and to a much lesser extent, by a decrease in the average selling price. Revenues from Japan comprised 78% and 79% of our net revenues in 2004 and 2003, respectively. Revenues from VoIP products accounted for $3.5 million of revenues in 2004 as compared to $2.5 million in 2003, or 5% and 2% of net revenues, respectively.

The following customers, the both of whom are located in Japan, accounted for more than 10% of net revenues:

	Years Ended December 31,
	2004	2003
NEC	42%	49%
Sumitomo	35%	31%

Gross Profit: Gross profit decreased by $20.4 million to $33.5 million in 2004 from $53.8 million in 2003. The decrease was primarily due to substantially lower unit volume. The gross profit margin increased to 47% in 2004 from 43% in 2003 primarily due to lower manufacturing costs which more than offset the decline in the average selling price.

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

Stock-based Compensation Expense: Stock-based compensation expense was $289,000 in 2004 compared to $1.4 million in 2003. The $1.1 million decrease was primarily related to the use of the graded vesting method, which resulted in accelerated amortization of deferred compensation expense in the earlier years of the awards' vesting period. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. As of December 31, 2004, deferred compensation had been fully amortized.

Interest Income and Other, Net: Interest income and other, net was $1.1 million in both 2004 and 2003 as the impact of higher interest rates in 2004 offset the decrease in funds available for investment.

Provision for Income Taxes: The provision for income tax expense was $155,000 in 2004 and $133,000 in 2003. The provisions for income taxes relate to current taxes payable for income generated by Centillium's subsidiaries located in foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At December 31, 2005, we had $61.3 million in cash, cash equivalents and short-term investments as compared to $62.2 million at December 31, 2004.

Operating activities during 2005 used $2.0 million in cash primarily due to our net loss of $11.3 million and increases in accounts receivable of $1.8 million and other current and long-term assets of $0.9 million. Net cash used in operating activities were partially offset by non-cash expenses of $3.8 million for depreciation and amortization, and a $0.6 million loss on retirement of property and equipment, decrease in inventories of $2.5 million, and increases of $2.3 million in accrued liabilities, $1.5 million in other long-term liabilities, $0.9 million in accrued compensation and related expenses and $0.4 million in accounts payable. The loss was due to an organizational infrastructure that was larger than the scale of our business. Inventories decreased at December 31, 2005 primarily due to the timing of inventory receipts. The increase in accounts receivable resulted from later shipments in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. We anticipate that our operating expenses will be lower in 2006.

Net cash provided by investing activities was $6.9 million in 2005. Net cash provided by investing activities related to sales and maturities of short-term investments of $91.8 million, partially offset by purchases of short-term investments of $83.5 million and the purchase of $1.4 million of property and equipment. Property and equipment purchases relate principally to the purchase of engineering design tools, lab equipment and computer hardware to support our research and development. We expect expenditures for property and equipment to continue at a similar level in the near term to support our current operating and research and development activities.

Net cash provided by financing activities was $2.5 million in 2005, which consisted of net proceeds from the issuance of common stock under employee stock plans.

Our principal source of liquidity as of December 31, 2005 consisted of $61.3 million of cash and cash equivalents, and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the "Risk Factors" section.

Contractual Obligations

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 12,725	$ 3,453	$ 8,073	$ 1,199	$ -
Purchase obligations	6,872	6,872	-	-	-
Total	$ 19,597	$ 10,325	$ 8,073	$ 1,199	$ -

We have taken substantial steps during the second half of 2004 and during 2005 to reduce losses and preserve cash and anticipate operating expenses in 2006 to be less than 2005. Our future capital requirements depend on many factors that affect our research and development, and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for 2006. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the Risk Factors set forth below.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Centillium does not expect the adoption of this standard to have a material effect on Centillium's financial position or results of operations.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment" which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company's consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. As noted earlier, Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, but it believes that the adoption will have a material adverse impact on operating results. See Note 1 of Notes to the Consolidated Financial Statements for information related to the pro forma effect on Centillium's reported net income and net earnings per share of applying the fair value provisions of the SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R "Share-Based Payment." SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Centillium is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4," (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that our adoption of SFAS 151 on January 1, 2006 will have a material effect on our financial position, results of operations or cash flows.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB's Emerging Issues Task Force continue to address revenue and stock option related accounting issues. The management of Centillium believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to U.S. generally accepted accounting principles in these areas could impact Centillium's future accounting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2005, all of our investments were in money market funds, high quality commercial paper, and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $82,000 decrease in the fair value of our available-for-sale securities as of December 31, 2005. See Note 3 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centillium Communications, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centillium Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centillium Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 10, 2006

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net revenues	$ 76,127	$ 71,151	$ 124,976
Cost of revenues	35,155	37,679	71,153
Gross profit	40,972	33,472	53,823

Operating expenses:
Research and development	29,611	53,743	46,162
Selling, general and administrative	24,171	23,706	21,876
Amortization of acquisition-related intangibles	-	-	83
Total operating expenses	53,782	77,449	68,121
Operating loss	(12,810)	(43,977)	(14,298)
Interest income and other, net	1,674	1,070	1,072
Loss before provision for income taxes	(11,136)	(42,907)	(13,226)
Provision for income taxes	149	155	133
Net loss	$ (11,285)	$ (43,062)	$ (13,359)

Basic and diluted net loss per share	$ (0.29)	$ (1.13)	$ (0.37)

Shares used to compute basic and diluted net loss per share	39,312	38,210	36,433

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$ 39,440	$ 31,996
Short-term investments	21,900	30,195
Accounts receivable (net of allowance for doubtful accounts of $169
and $151 at December 31, 2005 and 2004, respectively)	7,177	5,348
Inventories	3,609	6,100
Other current assets	1,780	1,225
Total current assets	73,906	74,864
Property and equipment, net	3,529	6,528
Other assets	912	553
Total assets	$ 78,347	$ 81,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,987	$ 5,599
Accrued compensation and related expenses	4,247	3,364
Accrued liabilities	19,133	16,786
Total current liabilities	29,367	25,749

Long-term liabilities:
Other long-term liabilities	2,368	864
Total liabilities	31,735	26,613

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:	40	39
40,205,940 at December 31, 2005, 38,810,001 at December 31, 2004
Additional paid-in capital	247,081	244,493
Deferred compensation	(24)	-
Accumulated deficit	(200,440)	(189,155)
Accumulated other comprehensive loss	(45)	(45)
Total stockholders' equity	46,612	55,332
Total liabilities and stockholders' equity	$ 78,347	$ 81,945

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balance at December 31, 2002	35,245,171	$ 35	$ 228,847	$ (2,333)	$ (132,734)	$ 8	$ 93,823
Exercise of options to purchase common
stock for cash	2,129,049	3	11,743	-	-	-	11,746
Proceeds from contribution by
stockholder	-	-	857	-	-	-	857
Issuance of shares under employee stock
purchase plan	456,865	-	1,516	-	-	-	1,516
Reversal of deferred compensation	-	-	(615)	615	-	-	-
Stock-based compensation expense, net	-	-	-	1,426	-	-	1,426
Net loss	-	-	-	-	(13,359)	-	(13,359)
Unrealized gain on available-for-sale
investments	-	-	-	-	-	28	28
Total comprehensive loss							(13,331)
Balance at December 31, 2003	37,831,085	38	242,348	(292)	(146,093)	36	96,037
Exercise of options to purchase common
stock for cash	344,709	-	588	-	-	-	588
Issuance of shares under employee stock
purchase plan	634,207	1	1,560	-	-	-	1,561
Reversal of deferred compensation	-	-	(3)	3	-	-	-
Stock-based compensation expense, net	-	-	-	289	-	-	289
Net loss	-	-	-	-	(43,062)	-	(43,062)
Unrealized gain on available-for-sale
investments	-	-	-	-	-	(81)	(81)
Total comprehensive loss							(43,143)
Balance at December 31, 2004	38,810,001	39	244,493	-	(189,155)	(45)	55,332
Exercise of options to purchase common
stock for cash	876,059	1	1,634	-	-	-	1,635
Issuance of shares under employee stock
purchase plan	489,880	-	894	-	-	-	894
Issuance of shares under restricted stock
plan	30,000	-	60	(60)	-	-	-
Stock-based compensation expense, net	-	-	-	36	-	-	36
Net loss	-	-	-	-	(11,285)	-	(11,285)
Total comprehensive loss							(11,285)
Balance at December 31, 2005	40,205,940	$ 40	$ 247,081	$ (24)	$ (200,440)	$ (45)	$ 46,612

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (11,285)	$ (43,062)	$ (13,359)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	3,798	4,974	6,350
Stock-based compensation expense	36	289	1,426
Loss on retirement of property and equipment	568	82	19
Amortization of acquisition related intangibles	-	-	83
Changes in operating assets and liabilities:
Accounts receivable	(1,829)	7,128	(9,612)
Inventories	2,491	5,808	(7,778)
Other current assets	(555)	2,493	(1,096)
Other assets	(359)	(42)	(162)
Accounts payable	388	(1,835)	(1,051)
Accrued compensation and related expenses	883	(1,951)	1,324
Accrued liabilities	2,347	618	2,349
Other long-term liabilities	1,504	721	(125)
Net cash used in operating activities	(2,013)	(24,777)	(21,632)
INVESTING ACTIVITIES
Purchases of short-term investments	(83,503)	(28,696)	(90,131)
Sales and maturities of short-term investments	91,798	63,312	33,756
Purchases of property and equipment	(1,367)	(4,199)	(3,365)
Net cash provided by (used in) investing activities	6,928	30,417	(59,740)
FINANCING ACTIVITIES
Principal payments on capital lease obligations	-	(527)	(1,526)
Proceeds from issuance of common stock	2,529	2,149	13,262
Proceeds from contribution by stockholder	-	-	857
Net cash provided by financing activities	2,529	1,622	12,593

Net increase (decrease) in cash and cash equivalents	7,444	7,262	(68,779)
Cash and cash equivalents at beginning of period	31,996	24,734	93,513
Cash and cash equivalents at end of period	$ 39,440	$ 31,996	$ 24,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for interest	$ 1	$ 2	$ 49
Cash paid for income taxes	$ 68	$ 20	$ 51
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Deferred compensation related to stock option grants,
net of terminations	$ -	$ (3)	$ (615)

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. The Company's system-level products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Its customers are original equipment manufacturers (OEMs) who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

Basis of Presentation: The accompanying consolidated financial statements include those of Centillium and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. Centillium has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of income and cash flows for the periods presented.

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

Sales Returns and Allowances: The Company establishes, upon shipment of its products, a provision for estimated returns. Under certain circumstances, the Company will allow its customers to return products and a provision is made for such returns. The estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenue and gross profit, should the Company experience increased product returns.

Allowance for Doubtful Accounts: The Company performs ongoing credit evaluations of its customers and adjusts credit limits, as determined by its review of current credit information. The Company records allowances for doubtful accounts for estimated losses based upon specifically identified amounts that are believed to be uncollectible. The Company records additional allowances based on certain percentages of the aged receivables, which are determined based on historical experience and an assessment of the general financial condition of the customer base. If actual collections experience changes, revisions to the allowances may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.

Warranty: A limited warranty is provided on the Company's products generally for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, the warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. The Company monitors chipset returns for warranty and maintains a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or replace the products under warranty. The Company periodically assesses the adequacy of the warranty liability and adjusts such amounts as necessary.

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

Customer Concentrations: At December 31, 2005, three customers accounted for 42%, 28% and 12% of the Company's accounts receivable; at December 31, 2004, three customers accounted for 31%, 20% and 13% of the Company's accounts receivable. NEC Corporation (NEC) accounted for 26%, 42% and 49% and Sumitomo Electric Industries, Ltd. (Sumitomo) accounted for 35%, 35% and 31% of net revenues, respectively, in 2005, 2004, and 2003. Lucent Technologies accounted for 13% of net revenues in 2005. No other customer accounted for 10% or more of net revenues in any year during this three-year period. Any unanticipated change in one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in any one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.

Supplier Concentrations: The Company depends on a limited number of outside contractors to fabricate, assemble and test its semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with certain outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or inability to obtain reduced pricing from suppliers in response to competitive pressures.

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

The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. At December 31, 2005 and 2004, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors. The Company typically uses a six- or nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. The Company compares its current or committed inventory levels to these forecasts on a regular basis and any adverse changes to the future product demand may result in increased writedowns, resulting in decreased gross profit. In the event the Company experiences unanticipated demand and is able to sell previously written down inventories, gross profit will increase.

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

Software Development Costs: Costs incurred in the research and development of the software embedded in the Company's products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, which is evidenced by the completion of a detail program design or, in its absence, completion of a working model that includes the semiconductor device and embedded software. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Advertising Costs: The Company expenses advertising costs as incurred. These costs were not material and are included in selling, general and administrative expenses.

Shipping and Handling: The cost of shipping products to customers is not material, and is included in cost of goods sold.

Foreign Currency Accounting: The United States dollar is the functional currency for all foreign operations. The effect on the consolidated statements of operations of transaction and remeasurement gains and losses is insignificant for all years presented and is included in Interest Income and Other, Net.

Fair Value of Financial Instruments: The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short maturities. Investment securities are reported at their estimated fair value based on quoted market prices. Realized gains and losses from the Company's investments have been insignificant.

Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Options and warrants to purchase 9.0 million, 7.9 million and 12.7 million shares of common stock in 2005, 2004 and 2003, respectively, were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss	$ (11,285)	$ (43,062)	$ (13,359)
Basic and diluted weighted average shares used to
compute basic and diluted net loss per share	39,312	38,210	36,433

Basic and diluted net loss per common share	$ (0.29)	$ (1.13)	$ (0.37)

Stock-based Compensation: The Company has employee stock plans that are described more fully in Note 5. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB Opinion No. 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company's stock-based award plans been determined on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Issued to Employees" (FAS 123). For purposes of the following FAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$ (11,285)	$ (43,062)	$ (13,359)
Add: Stock-based compensation expense
included in reported net loss, net of recovery	36	289	1,426
Less: Total stock-based compensation expense
under fair value based method for all awards, net of
related tax effects	(4,601)	(10,220)	(23,303)
Pro forma net loss	$ (15,850)	$ (52,993)	$ (35,236)

Basic and diluted net loss per share:
As reported	$ (0.29)	$ (1.13)	$ (0.37)
Pro forma	$ (0.40)	$ (1.39)	$ (0.97)

The pro forma stock-based compensation expense of $4.6 million for the year ended December 31, 2005 includes a credit of $161,000 for the three months ended June 30, 2005. This credit resulted from a significant decrease in the number of actual options issued in connection with Centillium's November 30, 2004 option exchange program as compared to the estimated amounts used in calculating stock based compensation expense during the fourth quarter of 2004 and the first quarter of 2005. The actual number of options granted at the end of this program was less than the original estimate due to employee terminations during this period.

See Note 5 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options. The amounts in 2003 have been restated to reflect the correction of errors made in volatility and expected life assumptions. The restatement decreased the pro forma net loss by approximately $2.0 million in 2003 and decreased the pro forma basic and diluted net loss per share by $0.05 in 2003.

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

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Centillium does not expect the adoption of this standard to have a material effect on Centillium's financial position or results of operations.

In December 2004, the FASB issued SFAS 123R "Share-Based Payment" which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company's consolidated statements of operations. The accounting provisions of SFAS 123R was originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission announced a deferral of the effective date of FAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition beginning in the first quarter of 2006. Although Centillium has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it believes the adoption will have a material adverse impact on operating results.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R "Share-Based Payment." SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. Centillium is currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

Note 2. Balance Sheet Information

Inventories (in thousands):

	December 31,
	2005	2004
Work-in-process	$ 1,371	$ 3,694
Finished goods	2,238	2,406
	$ 3,609	$ 6,100

Property and equipment, net (in thousands):

	December 31,
	2005	2004
Equipment and software	$ 28,742	$ 27,922
Furniture and fixtures	1,107	1,131
Leasehold improvements	1,439	1,400
	31,288	30,453
Accumulated depreciation and amortization	(27,759)	(23,925)
Property and equipment, net	$ 3,529	$ 6,528

Accrued liabilities (in thousands):

	December 31,
	2005	2004
Accrued royalties	$ 16,323	$ 13,773
Accrued other liabilities	2,810	3,013
	$ 19,133	$ 16,786

Warranty reserve (in thousands):

	Balance at	Product	Warranty	Balance at
	Beginning	Warranty	Costs	End of
	of Period	Accruals	Incurred	Period
Year ended December 31, 2005	$ 164	$ 32	$ (84)	$ 112
Year ended December 31, 2004	$ 460	$ (197)	$ (99)	$ 164
Year ended December 31, 2003	$ 608	$ 343	$ (491)	$ 460

Note 3. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	December 31, 2005
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money Market Funds	$ 29,620	$ -	$ 29,620
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	21,945	(45)	21,900
Total	$ 51,565	$ (45)	$ 51,520

	December 31, 2004
Cash Equivalents
Money Market Funds	$ 28,798	$ -	$ 28,798
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	19,030	(45)	18,985
Auction rate securities	11,210	-	11,210
	30,240	(45)	30,195
Total	$ 59,038	$ (45)	$ 58,993

The estimated fair value of short-term investments is based on quoted market prices. The contractual maturity of all short-term investments was less than twelve months as of December 31, 2005.

Note 4. Commitments and Contingencies

The Company leases its facilities under operating leases expiring through 2011. In 2004, the Company capitalized $731,000 of lease incentives received upon the move to new office premises at Fremont, California, which is being amortized over the lease period. Rental expense was approximately $3.7 million, which includes $2.2 million in surplus space charges, $2.2 million and $2.4 million in 2005, 2004 and 2003, respectively. Additionally, the Company leases certain software under operating leases expiring through December 2010.

Future minimum lease payments under the Company's operating leases at December 31, 2005 are as follows (in thousands):

Operating Leases
2006	$ 3,453
2007	3,615
2008	2,316
2009	2,142
2010	1,027
Thereafter	172
Total minimum payments	$ 12,725

In 2005, the Company recorded $2.2 million in charges for surplus space in its Fremont, California location, which it abandoned. The operating lease for this location expires in February 2011. Centillium has no future requirement for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the statement of operations.

Changes to the surplus space liability as of December 31, 2005 are as below (in thousands):

Surplus space charges:	Amount
Surplus space charges recorded in the year ended December 31, 2005	$ 2,186
Leasehold improvements abandoned	(386)
Facility costs incurred and offset against liability	(223)
Ending surplus space liability balance at December 31, 2005	$ 1,577

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of December 31, 2005, the Company's non-cancelable purchase obligations for wafers, all expected to be delivered within the next six months, is $6.9 million.

Centillium enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual but is typically subject to an overall cap on liability. Centillium has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and it has no liabilities recorded for these agreements as of December 31, 2005.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. The Company believes it has meritorious defenses and is continuing to defend itself against these claims vigorously. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability and this could have a material adverse effect on its financial position, results of operations or cash flows.

The Company is involved in other litigation and responding to claims arising in the ordinary course of business.  The Company intends to defend itself vigorously in these other matters.  The Company's management believes that it is unlikely that the outcome of these other matters will have a material adverse effect on the Company's financial statements, although there can be no assurance in this regard.

In addition, Centillium is responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should Centillium not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's financial position or results of operations.

Note 5. Stockholders' Equity

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

Under the plan, Centillium issued a dividend of one right for each outstanding share of common stock of the Company held by stockholders of record as of the close of business on January 9, 2003. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $25.00. However, the rights will become exercisable only after the occurrence of certain specified events, including the acquisition of 15% or more of Centillium's outstanding common stock by an unsolicited third party acquirer. Upon the occurrence of any such event, under the terms specified in the plan, each right entitles the holder, other than the unsolicited third party acquirer, to purchase a certain number of shares of common stock of the Company, at a fifty percent discount to the then-current market price. The rights expire on January 9, 2013, under the terms of the plan. Centillium's Board of Directors may redeem outstanding rights at a price of $0.001 per right, with certain exceptions. The terms of the rights and the rights plan may be amended by Centillium's Board of Directors at any time without the approval of the rights holders as set forth in the rights plan.

Common Stock Reserved:

Common stock reserved is as follows:

	December 31,
	2005	2004
Common stock options	20,026,475	18,633,934
Employee stock purchase plan	37,090	138,870
Common stock warrants	-	9,450
	20,063,565	18,782,254

Deferred Stock-based Compensation: Deferred compensation represents the difference between the grant price and the fair value of the Company's common stock options granted. As of December 31, 2004, deferred compensation had been fully amortized. Stock-based compensation expense was computed using the graded vesting method, in accordance with FAS Interpretation No. 28 over the vesting period of each respective option, which was generally four years. This resulted in the acceleration of amortization expense, in which approximately 59%, 25%, 12% and 4% of deferred compensation was expensed in years one, two, three and four, respectively. As required by APB 25, an adjustment was recorded to amortization of deferred compensation when employees forfeited options for which compensation expense was recognized using the graded vesting method, but which were unvested on the date their employment terminated. In 2005, 2004 and 2003, the Company recorded adjustments to deferred compensation of $0, $3,000 and $615,000 related to the cancellation of certain option grants.

In April 2005, Centillium's Board of Directors determined to supplement the equity-based compensation to the Board by making an annual grant to each non-employee director of 5,000 shares of restricted common stock of the Company, with such shares vesting 100% on the first anniversary of the date of the grant resulting in a compensation expense of $36,000 for the year ended December 31, 2005.

Stock based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cost of revenues	$ -	$ 7	$ 39
Research and development	-	218	907
Selling, general and adminstrative	36	64	480
	$ 36	$ 289	$ 1,426

Proceeds from Stockholder: During the quarter ended June 30, 2003, a stockholder sold shares of Centillium stock in a transaction deemed to be a short-swing sale. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profit realized from the stock sale in the amount of approximately $857,000. The Company accounted for the transaction as a contribution from a stockholder and reflected the proceeds as an increase to additional paid in capital in its financial statements. Proceeds from this sale did not effect the Company's consolidated statement of operations.

Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the granting of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options generally vest over a four-year period. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company's years equal to 6% of the Company's outstanding common stock on the date of the annual increase.

In February 2001, the Company adopted a nonstatutory stock option plan that authorized the granting of nonstatutory stock options ("options") to purchase shares of the Company's common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board of Directors or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer's initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options are determined by the plan administrator, with the prices generally being not less than the fair value of the common stock at the date of grant. Upon termination of the option holder's employment, any unvested stock issued shall revert back to the plan.

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

Under the November 2004 program, participants exchanged stock options with exercise prices which were equal to or greater than $4.00 per share for which options were granted in June 2002, six months and one day from the date options were tendered in November 2004. In December 2004, 3.7 million stock options were tendered and cancelled. In June 2005, the Company issued options for 2.1 million shares of common stock at an exercise price of $2.17 per share, which was equal to 100 percent of the market price of Centillium's common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled.

The following is a summary of additional information with respect to the stock option plans:

	Options Outstanding
	Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	3,440,878	13,282,740	$ 7.71
Options authorized	2,114,710	-	-
Options granted	(3,044,911)	3,044,911	6.30
Options exercised	-	(2,137,258)	5.50
Options available due to repurchase of unvested
shares	7,896	-	-
Options cancelled	1,542,025	(1,542,025)	8.86
Balance at December 31, 2003	4,060,598	12,648,368	7.60
Options authorized	2,269,865	-	-
Options granted	(2,659,900)	2,659,900	3.75
Options exercised	-	(344,897)	1.71
Options cancelled	7,070,895	(7,070,895)	7.97
Balance at December 31, 2004	10,741,458	7,892,476	6.23
Options authorized	2,268,600	-	-
Options granted	(4,610,808)	4,610,808	2.40
Options exercised	-	(876,059)	1.87
Options cancelled	2,617,204	(2,617,204)	6.61
Balance at December 31, 2005	11,016,454	9,010,021	$ 4.59

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$ 0.40-$ 2.10	726,413	$ 1.63	7.60	325,037	$ 1.30	6.04
$ 2.17-$ 2.17	1,371,472	2.17	6.92	1,023,255	2.17	6.60
$ 2.22-$ 2.56	1,294,000	2.46	8.58	310,077	2.48	7.61
$ 2.59-$ 2.59	45,283	2.59	6.95	34,043	2.59	6.95
$ 2.61-$ 2.61	1,134,380	2.61	9.57	-	-	-
$ 2.67-$ 3.91	1,212,484	3.40	8.64	419,608	3.47	8.12
$ 3.91-$ 5.00	1,129,137	4.83	6.32	805,827	4.87	5.56
$ 5.15-$ 37.15	2,096,852	10.18	6.00	1,962,973	10.45	5.91
	9,010,021	$ 4.59	7.49	4,880,820	$ 6.02	6.31

At December 31, 2004 and 2003, options for 4,355,523 and 5,286,711 shares, respectively, were exercisable at a weighted average price of $7.99 and $9.09 per share, respectively.

Employee Stock Purchase Plan: To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 489,880, 634,207 and 456,865 shares of common stock during years 2005, 2004 and 2003, respectively.

SFAS 123 Assumptions and Fair Value: The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The fair value of options granted in 2005, 2004 and 2003 reported in Note 1 was estimated at the date of grant.

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

	Stock Option Plan			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life	2.3 years	2.9 years	2.9 years	6.0 months	6.0 months	6.0 months
Volatility	86%	109%	130%	59%	70%	107%
Risk-free interest rate	3.75%	2.73%	3.12%	3.06%	1.86%	1.61%
Dividend rate	-	-	-	-	-	-

The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was approximately $1.17, $2.42 and $4.56 in 2005, 2004 and 2003, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2005, 2004 and 2003 were $0.94, $1.30, and $2.14 per share, respectively.

Note 6. Income Taxes

The provision for income taxes (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$ -	$ -	$ -
State	4	6	5
Foreign	145	149	128
	$ 149	$ 155	$ 133

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to loss before taxes is explained as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Tax provision (benefit) at federal statutory rate	$ (3,787)	$ (14,588)	$ (4,497)
Loss for which no tax benefit is currently recognizable	3,796	14,417	3,957
Deferred compensation	12	98	485
Other	128	228	188
Total tax provision (benefit)	$ 149	$ 155	$ 133

As of December 31, 2005, the Company had $132.9 million and $35.6 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. The Company also has research and development tax credit carryforwards for U.S. federal and state purposes of approximately $5.1 million and $5.7 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. The California net operating losses will expire at various dates beginning in 2006, if not utilized.

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

	Years Ended
	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 47,354	$ 43,116
Research and development credit carryforwards	8,908	7,872
Reserves and accruals not currently deductible	9,999	10,171
Capitalized research and deveopment expenses	958	1,188
Total deferred tax assets	67,219	62,347
Valuation allowance	(67,219)	(62,347)
Net deferred tax assets	$ -	$ -

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

The valuation allowance increased by approximately $4.9 million, $18.3 million and $9.2 million in 2005, 2004 and 2003, respectively. The valuation allowance at December 31, 2005 and 2004 includes approximately $10.3 million and $9.7 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Note 7. Business Segment Information

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States are not significant. Geographic sales information is based on the location of the end customer. Net revenues by major geographic area consists of (in thousands):

	Years Ended December 31,
	2005	2004	2003
Japan	$ 48,983	$ 55,812	$ 99,137
United States	14,246	9,426	14,470
Other Asia-Pacific	7,483	5,344	9,806
Other	5,415	569	1,563
	$ 76,127	$ 71,151	$ 124,976

The following customers, the first two of whom are located in Japan, account for 10% or more of net revenues:

	Years Ended December 31,
	2005	2004	2003
NEC	26%	42%	49%
Sumitomo	35%	35%	31%
Lucent	13%	*	*

_______________

* Less than 10%

Note 8. 401(k) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No contributions were made by the Company to the plan in 2005, 2004 and 2003.

Note 9. Related Party Transactions

One of Centillium's directors, elected in the first quarter of 2004, is a director of Cadence Design Systems, Inc. (Cadence), a company from which Centillium licenses software tools. In December 2005, Centillium entered into an arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that required quarterly payments through the third quarter of 2005. This agreement was amended in December 2004 resulting in a $1.4 million charge for termination of certain licensed software tools that had no future use. The Company expanded its access to these software tools in 2006 due to increased program development levels from the substantially reduced levels in 2005. Amounts paid to Cadence were $1.1 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had no liability to Cadence. As of December 31, 2004, the Company had recorded a liability of $1.1 million due to Cadence.

This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. Purchases from SMIC were $7.9 million, $9.3 million and $486,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company had recorded a liability of $821,000 due to SMIC. As of December 31, 2004, the Company had no liability to SMIC. As of December 31, 2003, the Company had recorded a liability of $213,000 due to SMIC.

Note 10. Supplementary Data: Quarterly Results of Operations (unaudited)

Summarized quarterly financial information (in thousands, except per share data):

	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005
Consolidated Statement of Operations Data:
Net revenues	$ 20,291	$ 19,993	$ 18,647	$ 17,196
Cost of revenues	$ 8,168	$ 8,690	$ 9,564	$ 8,733
Gross profit	$ 12,123	$ 11,303	$ 9,083	$ 8,463
Operating loss	$ (911)	$ (1,231)	$ (4,056)	$ (6,612)
Net loss	$ (394)	$ (822)	$ (3,716)	$ (6,353)

Basic and diluted net loss per share	$ (0.01)	$ (0.02)	$ (0.10)	$ (0.16)
Shares used to compute basic and
diluted net loss per share	39,312	39,427	39,042	38,845

	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004
Consolidated Statement of Operations Data:
Net revenues	$ 16,412	$ 20,368	$ 18,532	$ 15,839
Cost of revenues	$ 8,500	$ 10,281	$ 10,114	$ 8,784
Gross profit	$ 7,912	$ 10,087	$ 8,418	$ 7,055
Operating loss	$ (11,983)	$ (7,795)	$ (11,259)	$ (12,940)
Net loss	$ (11,750)	$ (7,613)	$ (11,010)	$ (12,689)

Basic and diluted net loss per share	$ (0.30)	$ (0.20)	$ (0.29)	$ (0.33)
Shares used to compute basic and
diluted net loss per share	38,543	38,340	38,066	37,891

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our management, including our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included elsewhere herein.

ITEM 9B. OTHER INFORMATION

The following disclosures would have otherwise been filed on Form 8-K under the caption "Item 1.01. Entry into a Material Definitive Agreement." On March 10, 2006, the Board of Directors of Centillium approved bonuses for the executive officers of Centillium. A summary of the bonuses is filed as Exhibit 10.49.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement, which we refer to herein as the Proxy Statement, to be filed before May 1, 2006 in connection with solicitation of proxies for our 2006 Annual Meeting of Stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Audit and Related Fees" contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.

(a) (2) Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expense	Deduction Write-Offs	Balance at End of Period
Year ended December 31, 2003	$ 160	$ -	$ (51)	$ 109
Year ended December 31, 2004	$ 109	$ 42	$ -	$ 151
Year ended December 31, 2005	$ 151	$ 18	$ -	$ 169

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003
10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003
10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003
10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004
10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004
10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004
10	.42(12)	Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005
10	.43(13)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005
10	.44(14)	Employment Transition and Separation Agreement between the Registrant and Amando Pereira effective April 21, 2005
10	.46(16)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(17)	Executive Officer Annual Compensation for Selected Executives
10	.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006
10.49		2005 Executive Bonus Summary
14	.1(8)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.
	(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
	(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
	(7)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.
	(8)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
	(9)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.
	(10)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2004.
	(11)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.
	(12)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.
	(13)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 19, 2005.
	(14)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2005.
	(15)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 16, 2005.
	(16)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
	(17)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
	(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.

(b) Exhibits

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a)(3) above.

(c) Financial Statement Schedules

The financial statement schedule is included in item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 13, 2006.

CENTILLIUM COMMUNICATIONS , INC.

By: /s/ FARAJ AALAEI
 Faraj Aalaei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KAMRAN ELAHIAN Kamran Elahian	Chairman of the Board	March 13, 2006
/s/ FARAJ AALAEI Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2006
/s/ J. SCOTT KAMSLER J. Scott Kamsler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006
/s/ JERE DRUMMOND Jere Drummond	Director	March 13, 2006
/s/ ROBERT C. HAWK Robert C. Hawk	Director	March 13, 2006
/s/ SAM SRINIVASAN Sam Srinivasan	Director	March 13, 2006
/s/ LIP-BU TAN Lip-Bu Tan	Director	March 13, 2006

Exhibit Index

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003
10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003
10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003
10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004
10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004
10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004
10	.41(11)	Change of Control Severance Agreement between the Registrant and Wayne Gartin dated September 29, 2004
10	.42(12)	Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005
10	.43(13)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005
10	.44(14)	Employment Transition and Separation Agreement between the Registrant and Amando Pereira effective April 21, 2005
10	.45(15)	Employment Transition and Separation Agreement between the Registrant and Tony Shakib effective April 21, 2005
10	.46(16)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(17)	Executive Officer Annual Compensation for Selected Executives
10	.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006
10.49		2005 Executive Bonus Summary PDF provided as courtesy
14	.1(8)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm PDF provided as courtesy
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.
	(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
	(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
	(7)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.
	(8)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
	(9)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.
	(10)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2004.
	(11)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.
	(12)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.
	(13)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 19, 2005.
	(14)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2005.
	(15)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 16, 2005.
	(16)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
	(17)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
	(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.