Form 10-Q
period 2006-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2006-05-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES      ☐ NO

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES     ☒ NO

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of April 24, 2006 was 40,447,547.

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006 (Unaudited)	2005(*)
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$ 41,010	$ 39,440
Short-term investments	22,447	21,900
Accounts receivable (net of allowance for doubtful accounts of $151 at March 31, 2006 and $169 at December 31, 2005)	8,245	7,177
Inventories	3,194	3,609
Other current assets	1,758	1,780
Total current assets	76,654	73,906
Property and equipment, net	3,235	3,529
Other assets	794	912
Total assets	$ 80,683	$ 78,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 7,326	$ 5,987
Accrued compensation and related expenses	3,887	4,247
Accrued liabilities	19,722	19,133
Total current liabilities	30,935	29,367

Long-term liabilities:
Other long-term liabilities	2,201	2,368
Total liabilities	33,136	31,735

Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares: 40,360,588 at March 31, 2006, 40,205,940 at December 31, 2005	40	40
Additional paid-in capital	248,296	247,081
Deferred compensation	-	(24)
Accumulated deficit	(200,753)	(200,440)
Accumulated other comprehensive loss	(36)	(45)
Total stockholders' equity	47,547	46,612
Total liabilities and stockholders' equity	$ 80,683	$ 78,347

_____________

*   Derived from audited financial statements at December 31, 2005

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net revenues	$ 20,254	$ 17,196
Cost of revenues (a)	8,741	8,733
Gross profit	11,513	8,463

Operating expenses:
Research and development (a)	6,636	8,983
Selling, general and administrative (a)	5,772	6,092
Total operating expenses	12,408	15,075
Operating loss	(895)	(6,612)
Interest income and other, net	616	299
Loss before provision for income taxes	(279)	(6,313)
Provision for income taxes	34	40
Net loss	$ (313)	$ (6,353)

Basic and diluted net loss per share	$ (0.01)	$ (0.16)

Shares used to compute basic and diluted net loss per share	40,282	38,845

(a) Includes employee stock-based compensation as follows:
Cost of revenues	$ 22	$ -
Research and development	349	-
Selling, general and admininstrative	523	-
	$ 894	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (313)	$ (6,353)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization expense	633	1,074
Stock-based compensation expense	911	-
Loss on retirement of property and equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	(2,262)
Inventories	415	875
Other current assets	22	(1,452)
Other assets	118	10
Accounts payable	1,339	(849)
Accrued compensation and related expenses	(360)	474
Accrued liabilities	589	615
Other long-term liabilities	(167)	(17)
Net cash provided by (used in) operating activities	2,119	(7,881)
INVESTING ACTIVITIES
Purchases of short-term investments	(28,000)	(7,564)
Sales and maturities of short-term investments	27,462	20,285
Purchases of property and equipment	(339)	(157)
Net cash provided by (used in) investing activities	(877)	12,564
FINANCING ACTIVITIES
Proceeds from issuance of common stock	328	144
Net cash provided by financing activities	328	144

Net increase in cash and cash equivalents	1,570	4,827
Cash and cash equivalents at beginning of period	39,440	31,996
Cash and cash equivalents at end of period	$ 41,010	$ 36,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 6	$ 32

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Centillium Communications, Inc. which we refer to as Centillium or the Company, was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Centillium designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers who sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and its consolidated cash flows for the three months ended March 31, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The unaudited condensed consolidated financial statements include all the accounts of Centillium and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with Centillium's audited consolidated financial statements and footnotes thereto for the year ended December 31, 2005 included in Centillium's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Centillium to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, Centillium evaluates its estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty and litigation and contingencies. Estimates on historical experience and on various other assumptions are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position and results of operations.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4," (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS 151 on January 1, 2006 did not have a material effect on its financial position, results of operations or cash flows.

3. Stock-based Compensation

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123(R)) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation.

The Company elected the modified prospective transition method for adopting SFAS 123(R).

Determining Fair Value

Valuation and amortization method-The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a ratable basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term-The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on the Staff Accounting Bulletin 107 simplified method.

Expected Volatility-The fair value of stock based payments made prior to January 1, 2006 were based on the Black-Scholes valuation method with a volatility factor based on the Company's stock price history. Commencing in periods ending after December 31, 2005, the Company's volatility factor is estimated using the Company's stock price history and management's forecast.

Expected Dividend-The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends in the future.

Risk-Free Interest Rate-The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures-When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Fair Value-The fair value of the Company's stock options granted to employees for the three months ended March 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,

	2006	2005
Option Plan Shares
Expected term (in years)	2.7 years	2.9 years
Volatility	71%	93%
Expected dividend	-%	-%
Risk free interest rate	4.84%	3.88%
Estimated forfeitures	6.60%	-%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years
Volatility	72%	93%
Expected dividend	-%	-%
Risk free interest rate	4.37%	3.88%

 Stock Compensation Expense

Under the provisions of SFAS 123(R), the Company recorded $894,000 of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At March 31, 2006, the total compensation cost related to unvested stock- based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $3.5 million, net of estimated forfeitures of $524,000. This cost will be amortized on a ratable basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures.

Pro-forma Disclosures

FAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per share data):

Three Months Ended
March 31,
2005
Net loss as reported	$ (6,353)
Add: Stock-based compensation expense included in reported net loss, net of recovery	-
Less: Total stock-based compensation expense under fair value based method for all awards, net of related tax effects	(2,155)
Pro forma net loss	$ (8,508)

Basic and diluted net loss per share:
As reported	$ (0.16)
Pro forma	$ (0.22)

4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through March 2011. In conjunction with its lease of new facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of incentives, which is being amortized over the seven year lease period. Rental expense was approximately $3.7 million, $2.2 million and $2.4 million in 2005, 2004 and 2003, respectively. The rental expense in 2005 includes $2.2 million in surplus space charges. Additionally, the Company leases certain software under operating leases expiring through December 2010.

Changes to the surplus space liability as of March 31, 2006 are as below (in thousands):

Surplus space charges:	Amount
Surplus space charges recorded in the year ended December 31, 2005	$ 2,186
Leasehold improvements abandoned	(386)
Facility costs incurred and offset against liability	(223)
Ending surplus space liability balance at December 31, 2005	1,577
Facility costs incurred and offset against liability during the three months ended March 31, 2006	(121)
Ending surplus space liability balance at March 31, 2006	$ 1,456

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of March 31, 2006, the Company's non-cancelable purchase obligations for wafers, all expected to be delivered within the next nine months, is $10.7 million.

Centillium enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual but is typically subject to an overall cap on liability. Centillium has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and it has no liabilities recorded for these agreements as of March 31, 2006.

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

The Company is involved in other litigation and responding to claims arising in the ordinary course of business. In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. Centillium is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company believes it has meritorious defenses and is continuing to defend itself against these claims vigorously. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability and this could have a material adverse effect on its financial position, results of operations or cash flows.

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

5. Balance Sheet Information

Inventories (in thousands):

	March 31,	December 31,
	2006	2005
Work-in-process	$ 1,464	$ 1,371
Finished goods	1,730	2,238
	$ 3,194	$ 3,609

Property and equipment, net (in thousands):

	March 31,	December 31,
	2006	2005
Equipment and software	$ 28,931	$ 28,742
Furniture and fixtures	1,107	1,107
Leasehold improvements	1,439	1,439
	31,477	31,288
Accumulated depreciation and amortization	(28,242)	(27,759)
Property and equipment, net	$ 3,235	$ 3,529

Accrued liabilities:

The components of accrued liabilities are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Accrued royalties	$ 16,745	$ 16,323
Accrued other liabilities	2,977	2,810
	$ 19,722	$ 19,133

Warranty:

Warranty activity for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	March 31,	March 31,
	2006	2005
Balance at beginning of period	$ 112	$ 164
Product warranty accruals	14	(60)
Warranty costs incurred	(4)	(14)
Balance at end of period	$ 122	$ 90

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

March 31, 2006
Gross
Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 29,656	$ -	$ 29,656
Short-term Investments
Obligations of the U.S. government and affiliated agencies	22,483	(36)	22,447
Total	$ 52,139	$ (36)	$ 52,103

December 31, 2005
Gross
Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 29,620	$ -	$ 29,620
Short-term Investments
Obligations of the U.S. government and affiliated agencies	21,945	(45)	21,900
Total	$ 51,565	$ (45)	$ 51,520

7. Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2006 and 2005 relates to current taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

8. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net loss	$ (313)	$ (6,353)
Basic and diluted weighted average shares used to compute basic and diluted net loss per share	40,282	38,845

Basic and diluted net loss per common share	$ (0.01)	$ (0.16)

Centillium has excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options and warrants of approximately 8,763,000 and 7,183,000 shares of common stock have been excluded at March 31, 2006 and 2005, respectively.

9. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended March 31,

	2006	2005
Net loss as reported	$ (313)	$ (6,353)
Change in unrealized gain on available-for-sale investments	9	(11)
Total comprehensive loss	$ (304)	$ (6,364)

10. Business Segment Information and Customer Concentration

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Long-lived assets outside the United States are not significant. Geographic sales information is based on the location of the Company's end customer.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2006	2005
NEC	32%	29%
Sumitomo Electric Industries	32%	36%
Lucent Technologies Inc	11%	18%

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended March 31,
	2006	2005
Japan	$ 13,223	$ 11,168
United States	2,601	3,977
Other Asia-Pacific	3,373	1,572
Europe	1,057	479
	$ 20,254	$ 17,196

11. Related Party Transactions

One of Centillium's directors, elected in the first quarter of 2004, is a director of Cadence Design Systems, Inc. , a company from which Centillium licenses software tools. In December 2005, Centillium entered into an arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. The first payment of $88,000 was paid to Cadence during the three months ended March 31, 2006 and a liability of $59,000 was recorded as of March 31, 2006. During 2003, the Company entered into an agreement to license certain software tools from Cadence under an operating lease that required quarterly payments through the third quarter of 2005. This agreement was amended in December 2004 resulting in a $1.4 million charge for termination of certain licensed software tools that had no future use. The

Company expanded its access to these software tools in 2006 due to increased program development levels from the substantially reduced levels in 2005. Payments to Cadence were $1.1 million for the year ended December 31, 2005. As of December 31, 2005, the Company had no liability to Cadence.

This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. The Company purchased $3.5 million and $2.8 million of foundry services and products from SMIC for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, the Company had recorded a liability of $1.8 million and $1.1 million due to SMIC, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; the impact of the maturation of the DSL market; our ability to deepen and diversify our DSL business; our ability to continue to control expenses; and the impact of competition and technological change in the DSL market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We currently market and sell through our direct sales force and through independent sales representatives in the Asia-Pacific region, Europe, and North America.

Since inception, our net revenues have been derived primarily from the sale of our DSL products to two customers in Japan. These two customers are NEC Corporation (NEC) and Sumitomo Electric Industries, Ltd. (Sumitomo). The low number of net new DSL subscribers in Japan has continued to impact our DSL revenues compared to its last peak in 2003. The Asymmetric DSL (ADSL) new subscriber market in Japan shrank dramatically in 2004 and 2005 compared to 2003 and has adversely impacted our financial performance. We expect that the incremental net subscriber rate in Japan will continue to decrease in 2006 and beyond.

We have not reported an operating profit for any year since inception and have experienced net losses of approximately $313,000 and $6.4 million for the three months ended March 31, 2006 and 2005, respectively. We expect to continue to incur operating losses and negative cash flows.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by targeting opportunities in the FTTP and VoIP markets. During the first quarter of 2006, we announced our Maximus™ III and Pharos™ III ADSL chipsets for the central office. These chipsets are optimized to bring high definition quality to next-generation video and IPTV applications for service providers worldwide. Additionally, we announced during the first quarter of 2006 our newest optical transceiver chipset families, Zeus™ 2 and Apollo™ 2. The Zeus 2 and Apollo 2 are the industry's first fully integrated optical transceiver product families in CMOS technology that provide optical module vendors and service providers with transmission rates up to 2.5Gbps, with a high level of reliability, increased flexibility, faster time-to-market and reduced bill of materials cost. During the third quarter of 2005, we announced our entry into the VDSL market with eXtremeVDSL2™, a highly optimized and flexible solution that will complement our FTTP initiative and extend our DSL product portfolio. In the second quarter of 2005, we announced the PalladiaTM 400, which delivers the industry's first integrated VoIP solution for the ADSL market. In 2004, we introduced Atlanta 100, which provides a secure high performance router solution for the CPE market with superior VoIP capability, and our Voice Services Platform (VSP), which is designed as the consumer electronics industry's turnkey platform for the development and deployment of carrier-grade VoIP products.

We announced in 2004 a line of optical access products for the developing FTTP market. Our FTTP revenues were $1.2 million in the three months ended March 31, 2006, and $3.8 million and $877,000 for the years ended December 31, 2005 and 2004, respectively. Growth, if any, in our FTTP revenues in 2006 and beyond is dependent on qualification of our FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan, which we had expected to account for a significant percentage of this growth, has postponed purchases because our product did not meet a previously waived requirement. Moreover, for this customer, our product must now meet additional requirements and we are in the process of redesigning this product. This is expected to significantly slow our anticipated growth in optical revenues in 2006. We will also incur further costs to implement these customer requirements. Even if we are successful, we expect the delay to defer revenue to at best the fourth quarter of 2006 and possibly beyond. However, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

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

In 2005, we recorded total charges of $2.2 million for surplus space in a building at our Fremont, California location, which we abandoned. In addition during 2005, we recorded a $1.0 million charge for licensed software tools, which were written off as these tools are not expected to have future alternative uses. During the fourth quarter of 2004, we restructured our organization by implementing a workforce reduction and terminating a $1.4 million license for certain software design tools. We also cancelled certain development programs to better focus on higher growth opportunities. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development personnel. These initiatives coupled with a 7% increase in 2005 revenues, an increase in the 2005 gross margin, as well as further expense reductions resulted in a significant decrease in our net loss for 2005. Our net loss decreased by approximately $31.8 million, or 74%, to a net loss of $11.3 million for 2005 as compared to $43.1 million for 2004.

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

Net Revenues: DSL revenues accounted for 82%, 79%, 94% and 98% of our net revenues for the three months ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. NEC accounted for 32%, 26%, 42% and 49% of our net revenues for the three months ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 32%, 35%, 35% and 31% of our net revenues for the three months ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 11% and 13% of net revenues for the three months ended March 31, 2006 and for the year ended December 31, 2005. No other customer accounted for 10% or more of our net revenues in any period during the three months ended March 31, 2006 and during the years ended December 31, 2005, 2004 and 2003.

We believe revenues from our DSL products will continue to decrease as a percentage of net revenues due to expected decreases in DSL revenue in Japan and to the anticipated growth in revenues from VoIP and FTTP products. We believe that our three largest customers will continue to account for a substantial portion of our net revenues in 2006.

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

Provision for Income Taxes: Income tax expense was $34,000 and $40,000 for the three months ended March 31, 2006 and 2005, respectively. The provisions for income taxes relate to current taxes payable for income generated by the Company's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Critical Accounting Policies

General: Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation.

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

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories we are committed to purchase with consideration given to deterioration, obsolescence, and other factors. Currently, we use a nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased writedowns, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.

Warranty: A limited warranty is provided on our products generally for a period of one year and allowances for estimated warranty costs are recorded during the period of sale. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor chipset returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We periodically assess the adequacy of the warranty liability and adjust such amounts as necessary.

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

The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States with no need for our management's judgment in their application. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result.

Results of Operations -- Comparison of First Quarters of 2006 and 2005

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended March 31,
	2006	2005
Net revenues	100%	100%
Cost of revenues	43	51
Gross profit	57	49
Operating expenses:
Research and development	33	52
Selling, general and administrative	28	35
Total operating expenses	61	87
Operating loss	(4)	(38)
Interest income and other, net	2	1
Loss before provision for income taxes	(2)	(37)
Provision for income taxes	*	*
Net loss	(2)%	(37)%

_____________

* Less than 1%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three months ended March 31, 2006 and 2005 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 20,254	100%	$ 17,196	100%	$ 3,058	18%
Cost of revenues	8,741	43%	8,733	51%	8	*
Gross Profit	$ 11,513	57%	$ 8,463	49%	$ 3,050	36%

_____________

* Less than 1%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues for each of our major product lines (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 16,509	82%	$ 14,960	87%	$ 1,549	10%
VoIP	2,535	12%	2,236	13%	299	13%
FTTP	1,210	6%	-	-%	1,210	*
Net revenues	$ 20,254	100%	$ 17,196	100%	$ 3,058	18%

_____________

* Not meaningful

Net revenues in the three months ended March 31, 2006 were $20.3 million, compared with $17.2 million in the three months ended March 31, 2005, an increase of $3.1 million, or 18%. Revenues from our DSL products accounted for $16.5 million, or 82%, of net revenues in the three months ended March 31, 2006, as compared to $15.0 million, or 87%, of net revenues in the comparable period of 2005. The growth in DSL revenues was primarily due to higher unit shipments and to a lesser extent, offset by a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Japan's DSL market has been an important part of our business, and new DSL subscribers in Japan has been a significant driver of consumption for Centillium's DSL products. However, we expect that the incremental net subscriber rate in Japan will continue to decrease in 2006 and beyond.

Revenues from VoIP products accounted for $2.5 million of revenues in the three months ended March 31, 2006 as compared to $2.2 million in the three months ended March 31, 2005, or 12% and 13% of net revenues, respectively. We expect our VoIP revenues to continue to grow in absolute dollars and as a percentage of revenues in 2006. Revenues from our FTTP products accounted for $1.2 million of revenues in the three months ended March 31, 2006 as compared to none in the three months ended March 31, 2005, or 6% and 0% of net revenues, respectively. We expect our FTTP revenues to continue to grow in 2006, but this growth is highly dependent on qualification of our FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan has postponed purchases because our product did not meet a previously waived requirement. This is expected to significantly slow our anticipated growth in optical revenues in 2006 and we expect the delay to defer revenue to at best the fourth quarter of 2006 and possibly beyond.

The following customers, the first two of whom are located in Japan, accounted for more than 10% of net revenues:

	Three Months Ended March 31,
	2006	2005
NEC	32%	29%
Sumitomo Electric Industries	32%	36%
Lucent Technologies Inc	11%	18%

Japan's DSL market has been an important part of our business, and net new DSL subscribers in Japan has been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing low number of net new DSL subscribers in Japan will likely continue to impact our future revenues. Revenues from Japan comprised 65% of our net revenues in both the three months ended March 31, 2006 and 2005. Revenues from Japan, which have been largely attributable to our DSL products, increased by $2.0 million to $13.2 million in the three months ended March 31, 2006 as compared to $11.2 million in the three months ended March 31, 2005. However, we believe there will be a decreasing number of new DSL subscribers in Japan in the remaining nine months of 2006, which will likely impact our future revenues.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit increased to $11.5 million in the three months ended March 31, 2006, as compared to $8.5 million in the three months ended March 31, 2005 while the gross margin increased to 57% from 49% for the respective periods. The increase in gross profit was attributable to the significant increases in DSL, VoIP and FTTP revenues and lower wafer, assembly and test costs and product mix. Our future gross margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors and changes in product mix, among other factors.

Research and Development Expenses. Research and development expenditures decreased by 26% to $6.6 million for the three months ended March 31, 2006 from $9.0 million for the three months ended March 31, 2005. The $2.4 million decrease resulted primarily from $0.3 million in decreased employee compensation and related personnel expenses, $0.6 million in consulting expense, $0.2 million in engineering design tools expense, $1.3 million in engineering evaluation board and pre-production expenses and $0.3 million in facilities partially offset by an increase of $0.3 million in stock compensation expense due to the adoption of SFAS 123(R). The decreased expenses in employee compensation and related personnel expenses was primarily attributable to lower headcount in the United States due to decreases in headcount in 2005. The decrease in engineering evaluation board and pre- production expenses was due to the low level of tapeouts during the quarter. However, we expect research and development expenses to be significantly higher in the second quarter of 2006 compared to the first quarter of 2006 as we anticipate a higher level of program development. We hold 32 U.S. patents and 8 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 5% to $5.8 million for the three months ended March 31, 2006 from $6.1 million for the three months ended March 31, 2005. The $0.3 million decrease resulted primarily from $0.8 million in decreased employee compensation and related personnel expenses, $0.2 million in public company compliance, and $0.1 million in travel partially offset by an increase of $0.5 million in stock compensation expense due to the adoption of SFAS 123(R) and $0.3 million in legal expenses. We expect that selling, general and administrative expenses in the second quarter of 2006 will be flat in absolute dollars and higher as a percentage of revenues compared to the first quarter of 2006. However, there can be no assurance that our selling, general and administrative expenses will not further increase in the future or that we will develop a cost structure, which will lead to profitability under current and expected revenue levels.

Interest Income, Net. Interest income, net, was $616,000 for the three months ended March 31, 2006 as compared to $299,000 for the three months ended March 31, 2005. The increase was due to the impact of higher interest rates in 2006 and an increase in funds available for investment in 2006.

Provision for Income Taxes. Income tax expense was $34,000 for the three months ended March 31, 2006, as compared to $40,000 for the three months ended March 31, 2005. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154), which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the our financial position and results of operations.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4," (SFAS 151), which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 on January 1, 2006 did not have a material effect on our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At March 31, 2006, we had $63.5 million in cash, cash equivalents and short-term investments as compared to $61.3 million at December 31, 2005.

Operating activities for the three months ended March 31, 2006 provided $2.1 million in cash primarily due to our $0.3 million net loss adjusted for non-cash expenses of $0.9 million for stock compensation expense and $0.6 million for depreciation and amortization, increases in accounts payable of $1.3 million and $0.6 million in accrued liabilities and decreases in inventories of $0.4 million and $0.1 million in other current assets. Net cash provided in operating activities was partially offset by increases in accounts receivable of $1.1 million and decreases of $0.4 million in accrued compensation and related expenses and $0.2 million in other long-term liabilities. Both the inventories decrease and the accounts payable increase at March 31, 2006 was primarily due to the timing of inventory purchases related to the first quarter revenues. The increase in accounts receivable resulted from higher shipments in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Net cash used in investing activities was $0.9 million in the three months ended March 31, 2006. Net cash used in investing activities related to sales and maturities of short-term investments of $27.5 million, offset by purchases of short-term investments of $28.0 million and the purchase of $0.3 million of property and equipment. Property and equipment purchases relate principally to the purchase of engineering design tools, lab equipment and computer hardware to support our research and development. We expect expenditures for property and equipment to continue at a similar level in the near term to support our current operating and research and development activities.

Net cash provided by financing activities was $0.3 million in the three months ended March 31, 2006, which consisted of net proceeds from the exercise of stock options under the Company's stock plans.

Our principal source of liquidity as of March 31, 2006 consisted of $63.5 million of cash and cash equivalents, and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the "Risk Factors" section.

Contractual Obligations

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases	$ 12,423	$ 3,432	$ 8,045	$ 946	$ -
Purchase obligations	10,664	10,664	-	-	-
Total	$ 23,087	$ 14,096	$ 8,045	$ 946	$ -

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2006, all of our investments were in money market funds, high quality commercial paper and government and non- government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $72,000 decrease in the fair value of our available-for-sale securities as of March 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. Centillium is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on Centillium's financial position or results of operations.

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. Centillium is in the process of evaluating the complaint, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. An unfavorable ruling could have a material adverse impact on Centillium's financial position or results of operations.

In addition, we are responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in our Annual Report on Form 10-K, this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously be harmed.

Risks Related to Our Business

We have a history of losses and may experience losses in the future.

We have not reported an operating profit for any year since our inception and have experienced a net loss of $0.3 million in the first quarter of 2006 and net losses of $11.3 million, $43.1 million and $13.4 million in 2005, 2004 and 2003, respectively. With the adoption of SFAS 123(R), we will not be profitable in the foreseeable future and it will have a material adverse impact on our operating results.

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

Historically, our revenues have been largely dependent on the growth of new DSL subscribers in Japan. Revenues from Japan comprised 65% of our net revenues in both the three months ended March 31, 2006 and 2005. Revenues from Japan, which have been largely attributable to our DSL products, increased by $2.1 million to $13.2 million in the three months ended March 31, 2006 as compared to $11.2 million in the three months ended March 31, 2005. However, we believe there will be a decreasing number of new DSL subscribers in Japan in the remaining nine months of 2006 and beyond, which will likely impact our future revenues.

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

Historically, our revenues have been derived primarily from the sale of our DSL products. DSL revenues accounted for 82%, 79%, 94% and 98% of our net revenues for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.

We depend on a few customers, and if we lose any of them, our sales and operations will suffer.

We sell our products primarily to network equipment manufacturers. NEC accounted for 32%, 26%, 42% and 49% of our net revenues for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 32%, 35%, 35% and 31% of net revenues for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 11% and 13% of net revenues for the three months ended March 31, 2006 and year ended December 31, 2005. No other customer accounted for 10% or more of our net revenues in any period during the three months ended March 31, 2006 and during the years ended December 31, 2005, 2004 and 2003. We do not have contractual volume commitments with these customers; instead we sell our products to them on an order-by- order basis. Our ability to maintain relationships with these large customers is essential to our ability to meet financial metrics. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products and if unsuccessful, we may be unable to attract new customers or to retain our existing customers as these customers may choose or transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations. For example, one such FTTP customer in Japan has delayed orders due to its customers' requirements until at best the fourth quarter of 2006 and possibly beyond.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 82%, 74%, 86% and 87% of our net revenues for the three months ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006

10.49(19)	2005 Executive Bonus Summary

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.

(19)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 13, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: May 5, 2006	/s/ J. Scott Kamsler J. Scott Kamsler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006

10.49(19)	2005 Executive Bonus Summary

31.1

Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF files as a courtesy

31.2

Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF files as a courtesy

32.1

Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF files as a courtesy

32.2

Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF files as a courtesy

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.

(19)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 13, 2006.