Form 10-Q
period 2006-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2006-08-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 31, 2006 was 40,669,572.

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006 (Unaudited)	2005 (*)
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$ 35,476	$ 39,440
Short-term investments	28,809	21,900
Accounts receivable (net of allowance for
doubtful accounts of $170 at June 30, 2006
and $169 at December 31, 2005)	6,119	7,177
Inventories	7,398	3,609
Other current assets	1,781	1,780
Total current assets	79,583	73,906
Property and equipment, net	2,698	3,529
Other assets	815	912
Total assets	$ 83,096	$ 78,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 9,432	$ 5,987
Accrued compensation and related expenses	3,766	4,247
Accrued liabilities	20,314	19,133
Total current liabilities	33,512	29,367

Long-term liabilities:
Other long-term liabilities	2,049	2,368
Total liabilities	35,561	31,735

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000;
Issued and outstanding shares:
40,667,622 at June 30, 2006,
40,205,940 at December 31, 2005	41	40
Additional paid-in capital	249,846	247,081
Deferred compensation	-	(24)
Accumulated deficit	(202,321)	(200,440)
Accumulated other comprehensive loss	(31)	(45)
Total stockholders' equity	47,535	46,612
Total liabilities and stockholders' equity	$ 83,096	$ 78,347

_____________

*   Derived from audited financial statements at December 31, 2005

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)		(In thousands, except per share data)
Net revenues	$ 18,260	$ 18,647	$ 38,514	$ 35,843
Cost of revenues (a)	8,667	9,564	17,408	18,297
Gross profit	9,593	9,083	21,106	17,546

Operating expenses:
Research and development (a)	6,484	5,917	13,120	14,900
Selling, general and administrative (a)	5,325	7,222	11,097	13,313
Total operating expenses	11,809	13,139	24,217	28,213
Operating loss	(2,216)	(4,056)	(3,111)	(10,667)
Interest income and other, net	710	381	1,326	679
Loss before provision for income taxes	(1,506)	(3,675)	(1,785)	(9,988)
Provision for income taxes	62	41	96	81
Net loss	$ (1,568)	$ (3,716)	$ (1,881)	$ (10,069)

Basic and diluted net loss per share	$ (0.04)	$ (0.10)	$ (0.05)	$ (0.26)

Shares used to compute basic
and diluted net loss per share	40,514	39,042	40,398	38,944

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 9	$ -	$ 31	$ -
Research and development	317	-	666	-
Selling, general and admininstrative	471	-	994	-
	$ 797	$ -	$ 1,691	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (1,881)	$ (10,069)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	1,205	2,039
Stock-based compensation expense	1,716	4
Loss on retirement of property and equipment	-	390
Changes in operating assets and liabilities:
Accounts receivable	1,058	(813)
Inventories	(3,789)	1,830
Other current assets	(1)	(1,167)
Other assets	97	(477)
Accounts payable	3,445	441
Accrued compensation and related expenses	(481)	260
Accrued liabilities	1,181	2,175
Other long-term liabilities	(319)	630
Net cash provided by (used in) operating activities	2,231	(4,757)
INVESTING ACTIVITIES
Purchases of available for sales securities	(47,996)	(23,808)
Sales and maturities of available for sales securities	41,101	34,870
Purchases of property and equipment	(374)	(412)
Net cash provided by (used in) investing activities	(7,269)	10,650
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,074	699
Net cash provided by financing activities	1,074	699

Net (decrease) increase in cash and cash equivalents	(3,964)	6,592
Cash and cash equivalents at beginning of period	39,440	31,996
Cash and cash equivalents at end of period	$ 35,476	$ 38,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 28	$ 36

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Centillium Communications, Inc. which we refer to as Centillium or the Company, was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Centillium designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and its consolidated cash flows for the six months ended June 30, 2006. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Centillium to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, Centillium evaluates its estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty and litigation and contingencies. Estimates based on historical experience and on various other assumptions are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3," or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. Centillium does not expect the adoption of this standard to have a material effect on Centillium's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial position and results of operations.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4," or SFAS 151, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of SFAS 151 on January 1, 2006 did not have a material effect on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, the Company does not believe that the adoption of SFAS 155 will have a material effect on its financial position, results of operations or cash flows.

3. Stock-based Compensation

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation.

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

Expected Term-The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and is calculated by Etrade based on Company's history.

Expected Volatility-The fair value of stock based payments made prior to January 1, 2006 were based on the Black-Scholes valuation method with a volatility factor based on the Company's stock price history. Commencing in periods ending after December 31, 2005, the Company's volatility factor is estimated using the Company's stock price history.

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

Fair Value-The fair value of the Company's stock options granted to employees for the three months ended June 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	2.7 years	1.7 years	2.7 years	2.0 years
Volatility	71%	88%	71%	89%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	5.19%	3.53%	4.92%	3.58%
Estimated forfeitures	7.00%	-%	7.00%	-%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	72%	55%	72%	55%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	4.37%	3.20%	4.37%	3.20%

Under the provisions of SFAS 123(R), the Company recorded $797,000 and $1.7 million of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2006. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.8 million, net of estimated forfeitures of $493,000. This cost will be amortized on a ratable basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2006	9,010,021	$4.59
Granted	204,300	3.35
Exercised	(286,272)	2.10
Forfeitures and cancellations	(549,269)	6.23

Outstanding at June 30, 2006	8,378,780	$4.54	7.04	$2,110

Vested and expected to vest at June 30, 2006	8,115,984	$4.59	7.04	$2,045
Exercisable at June 30, 2006	5,147,498	$5.57	6.07	$1,340

Range of Exercise Prices	Number Outstanding As of 06/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 06/30/06	Weighted Average Exercise Price
$0.40 - $2.10	661,231	7.19	$1.65	417,895	$1.47
$2.17 - $2.17	1,164,700	6.41	$2.17	950,888	$2.17
$2.22 - $2.53	901,017	8.48	$2.46	284,123	$2.44
$2.56 - $2.59	276,508	6.40	$2.56	245,878	$2.56
$2.61 - $2.61	1,008,580	9.07	$2.61	2,375	$2.61
$2.67 - $3.40	858,697	8.57	$3.16	261,826	$3.11
$3.44 - $4.79	1,085,500	7.82	$4.29	607,407	$4.36
$4.98 - $5.87	867,781	4.67	$5.15	824,831	$5.12
$6.06 - $6.37	70,000	5.60	$6.22	70,000	$6.22
$6.62 - $37.15	1,484,766	5.36	$11.15	1,482,275	$11.15
$0.40 - $37.15	8,378,780	7.04	$4.54	5,147,498	$5.57

Employee Stock Purchase Plan Information

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan, ESPP, and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 489,880, 634,207 and 456,865 shares of common stock during years 2005, 2004 and 2003, respectively.

In connection with the ESPP, on May 31, 2006, 175,410 shares were issued at a purchase price per share of $2.69. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company's ESPP was $65,426. During the three and six months ended June 30, 2005, the aggregate intrinsic value of options exercised under the Company's ESPP was $52,290.

Pro-forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net loss as reported	$(3,716)	$(10,069)
Add: Stock-based compensation expense
included in reported net loss, net of recovery	-	-
Less: Total stock-based compensation expense under fair
value based method for all awards, net of related tax effects	161	(1,994)
Pro forma net loss	$(3,555)	$(12,063)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.26)
Pro forma	$(0.09)	$(0.31)

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

Changes to the surplus space liability as of June 30, 2006 are as below (in thousands):

Surplus space charges:	Amount
Surplus space charges recorded in the year ended December 31, 2005	$2,186
Leasehold improvements abandoned	(386)
Facility costs incurred and offset against liability	(223)
Ending surplus space liability balance at December 31, 2005	1,577
Facility costs incurred and offset against liability during the three months ended
March 31, 2006	(121)
Facility costs incurred and offset against liability during the three months ended
June 30, 2006	(126)
Ending surplus space liability balance at June 30, 2006	$1,330

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of June 30, 2006, the Company's non-cancelable purchase obligations for wafers, all expected to be delivered within the next six months, was $8.8 million.

Centillium enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. The term of these indemnification agreements is generally perpetual but is typically subject to an overall cap on liability. Centillium has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and it has no liabilities recorded for these agreements as of June 30, 2006.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in the early stages, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company believes it has meritorious defenses and is continuing to defend itself against these claims vigorously. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability and this could have a material adverse effect on its financial position, results of operations or cash flows.

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

5. Balance Sheet Information

Inventories (in thousands):

	June 30,	December 31,
	2006	2005
Work-in-process	$5,790	$1,371
Finished goods	1,608	2,238
	$7,398	$3,609

Property and equipment, net (in thousands):

	June 30,	December 31,
	2006	2005
Equipment and software	$29,099	$28,742
Furniture and fixtures	1,108	1,107
Leasehold improvements	1,439	1,439
	31,646	31,288
Accumulated depreciation and amortization	(28,948)	(27,759)
Property and equipment, net	$2,698	$3,529

Accrued liabilities:

The components of accrued liabilities are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Accrued royalties	$17,099	$16,323
Accrued other liabilities	3,215	2,810
	$20,314	$19,133

Warranty:

Warranty activity for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$122	$90	$112	$164
Product warranty accruals	105	100	119	40
Warranty costs incurred	(75)	(50)	(79)	(64)
Balance at end of period	$152	$140	$152	$140

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	June 30, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$28,205	$-	$28,205
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	28,840	(31)	28,809
Total	$57,045	$(31)	$57,014

	December 31, 2005
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$29,620	$-	$29,620
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	21,945	(45)	21,900
Total	$51,565	$(45)	$51,520

7. Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2006 and 2005 relates to current taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

8. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(1,568)	$(3,716)	$(1,881)	$(10,069)
Basic and diluted weighted average
shares used to compute basic and
diluted net loss per share	40,514	39,042	40,398	38,944

Basic and diluted net loss
per common share	$(0.04)	$(0.10)	$(0.05)	$(0.26)

Centillium has excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because these securities are anti dilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options to purchase approximately 8,379,000 and 8,687,000 shares of common stock have been excluded at June 30, 2006 and 2005, respectively.

9. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Net loss as reported	$(1,568)	$(3,716)	$(1,881)	$(10,069)
Change in unrealized gain on
available-for-sale investments	5	16	14	6
Total comprehensive loss	$(1,563)	$(3,700)	$(1,867)	$(10,063)

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

The following customers, the first two of which are located in Japan, accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sumitomo Electric Industries	24%	30%	28%	33%
NEC	23%	22%	28%	25%
Lucent Technologies Inc	13%	15%	12%	16%
Marconi Corporation Plc **	11%	*	*	*
Huawei Technologies Co., Ltd.	11%	*	*	*
_______________
* Less than 10%
** Acquired by Ericsson on January 2006

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Japan	$9,366	$11,125	$22,589	$22,293
United States	2,486	3,793	5,087	7,770
Other Asia-Pacific	4,178	1,955	7,551	3,527
Europe	2,230	1,774	3,287	2,253
	$18,260	$18,647	$38,514	$35,843

11. Related Party Transactions

One of Centillium's directors, elected in the first quarter of 2004, is a director of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. In December 2005, Centillium entered into an arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. Amounts paid to Cadence were $88,000 and $176,000 for the three and six months ended June 30, 2006, respectively, and zero and $1.1 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, the Company had a liability to Cadence of $81,000. During 2003, the Company had entered into an agreement to license certain software tools from Cadence under an operating lease that required quarterly payments through the third quarter of 2005. This agreement was amended in December 2004 resulting in a $1.4 million charge for termination of certain licensed software tools that had no future use. The Company expanded its access to these software tools in 2006 due to increased program development levels compared to the substantially reduced levels in 2005. Payments to Cadence were $1.1 million for the year ended December 31, 2005. As of December 31, 2005, the Company had no liability to Cadence.

This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. The Company purchased $4.6 million and $8.1 million of foundry services and products from SMIC for the three and six months ended June 30, 2006, respectively, and $2.5 million and $5.3 million for the three and six months ended June 30, 2005. As of June 30, 2006 and 2005, the Company had recorded a liability of $1.6 million and $700,000, respectively due to SMIC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes in Item 1 above, and our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; the impact of the maturation of the DSL market; our ability to deepen and diversify our DSL business; our ability to penetrate the VoIP and FTTP markets; our ability to continue to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and that actual results could be materially different from those expressed in any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our DSL business currently comprises our Asymmetric DSL, ADSL, products. The next generation of our DSL products will comprise our VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

Trends and Factors Affecting Our Business

Our products are components of broadband access infrastructure equipment, and we rely on OEMs to select our products over our competitors' products to be designed into their equipment. These "design wins" are an integral part of the long sales cycle for our products. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products.

We currently market and sell through our direct sales force and through independent sales representatives in the Asia-Pacific region, Europe, and North America.

Since inception, our net revenues have been derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The low number of net new DSL subscribers in Japan has continued to impact our DSL revenues compared to its last peak in 2003, and continued to shrink in the first half of 2006. The Asymmetric DSL, or ADSL, new subscriber market in Japan shrank dramatically in 2004 and 2005 compared to 2003 and this trend has adversely impacted our financial performance. We expect that the incremental net subscriber rate in Japan will continue to decrease in the second half of 2006 and beyond.

We have not reported an operating profit for any year since inception and experienced net losses of approximately $1.9 million and $10.1 million for the six months ended June 30, 2006 and 2005, respectively. We expect to continue to incur operating losses and negative cash flows.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by penetrating the FTTP and VoIP markets.

We announced in 2004 a line of optical access products for the developing FTTP market. Our FTTP revenues were $2.1 million in the six months ended June 30, 2006, and $3.8 million and $877,000 for the years ended December 31, 2005 and 2004, respectively. Growth, if any, in our FTTP revenues in 2006 and beyond is dependent on qualification of our FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan, which we had expected to account for a significant percentage of this growth, has declined to purchase because our product did not meet a previously waived requirement. During the past two quarters, in addition to our longer term strategy, we also pursued a near term strategy with our FTTP products that we had hoped would provide us a path to a more immediate revenues. Unfortunately, that strategy was not successful. However, we remain focused on developing our next-generation FTTP products, which are designed to meet the new and comprehensive feature requirements demanded by the major service providers in Japan. While we have experienced significant difficulties in getting approved for deployment in these service providers' networks, we remain optimistic that we can succeed. Even if we are successful; however, we do not expect any revenues until 2007. Moreover, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

In addition to our expanded product lines, we have also increased our sales and marketing presence outside of Japan. From 2004 to 2005, we reduced our operating expenses, primarily in the research and development area. The investments we made in our design center in India and in attracting talented engineers resulted in our ability to reduce expenses by conducting more of our research and development in India, where costs are substantially lower than in the United States.

In 2005, we recorded total charges of $2.2 million for surplus space in a building at our Fremont, California location, which we abandoned. In addition during 2005, we recorded a $1.0 million charge for licensed software tools, which were written off as these tools are not expected to have future alternative uses. During the fourth quarter of 2004, we restructured our organization by implementing a workforce reduction and terminating a $1.4 million license for certain software design tools. We also cancelled certain development programs to better focus on higher growth opportunities. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development personnel. These initiatives coupled with a 7% increase in 2005 revenues, an increase in the 2005 gross margin, as well as further expense reductions resulted in a significant decrease in our net loss for 2005. Our net loss decreased by approximately $31.8 million, or 74%, to a net loss of $11.3 million for 2005 as compared to $43.1 million for 2004. Our net revenues in the six months ended June 30, 2006 were $38.5 million, compared with $35.8 million in the six months ended June 30, 2005, an increase of 7%. Due to the cost reduction efforts described above, our net loss in the six months ended June 30, 2006 was $1.9 million, compared with $10.1 million in the six months ended June 30, 2005.

Our planned actions for the remainder of 2006 are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber growth, the successful deployment of our FTTP products in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If current economic conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position, or cash flows. In that case, we might need to modify our strategic focus and restructure our business to realign our resources and achieve additional cost and expense savings.

Our operating results for 2006 and beyond will be materially affected by additional stock-based compensation expenses. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will be material to our future operating results. As of June 30, 2006, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R) using the assumptions we had in effect as of that date, was approximately $2.8 millon. That total cost is expected to be recognized over an estimated weighted average period of 1.2 years. The 2006 annual grant to employees will consist primarily of restricted stock units. The 2006 annual grant to officers will consist of a mix of restricted stock units and options. We believe that the use of restricted stock units and restricted stock will better facilitate our efforts to retain our employees and officers than the use of just stock options.

Net Revenues. DSL revenues accounted for 77%, 79%, 94% and 98% of our net revenues for the six months ended June 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. NEC accounted for 28%, 26%, 42% and 49% of our net revenues for the six months ended June 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 28%, 35%, 35% and 31% of our net revenues for the six months ended June 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the six months ended June 30, 2006 and for the year ended December 31, 2005, respectively. No other customer accounted for 10% or more of our net revenues during the six months ended June 30, 2006 and during the years ended December 31, 2005, 2004 and 2003. However, Marconi (acquired by Ericsson in January 2006) and Huawei both accounted for 11% of our net revenues for the three months ended June 30, 2006.

We believe revenues from our ADSL products will continue to decrease as a percentage of net revenues due to expected decreases in ADSL revenue in Japan and to the anticipated growth in revenues from VoIP and FTTP products. We believe that our five largest customers will continue to account for a substantial portion of our net revenues in 2006.

Our sales have historically been denominated in U.S. dollars. However, major fluctuations in currency and exchange rates could materially impact our customer's demand and pricing overall.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months; with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders may vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This variability may become more pronounced as we continue to attempt to increase the proportion of total sales generated by our newer VoIP and FTTP products.

Competition and technological change in the rapidly evolving DSL, VoIP and optical networking markets has influence, and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer concentration and product mix.

Cost of Revenues: We are a fabless semiconductor company: we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, overhead associated with procurement and production engineering, provisions for excess and obsolete inventories, and product warranty costs.

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

Critical Accounting Policies

General: Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty and litigation and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements.

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

The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles with no need for our management's judgment in their application. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result.

Results of Operations for the three and six months ended June 30, 2006 and 2005

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of revenues	47	51	45	51
Gross profit	53	49	55	49
Operating expenses:
Research and development	36	32	34	42
Selling, general and administrative	29	39	29	37
Total operating expenses	65	71	63	79
Operating loss	(12)	(22)	(8)	(30)
Interest income and other, net	4	2	3	2
Loss before provision
for income taxes	(8)	(20)	(5)	(28)
Provision for income taxes	(1)	*	*	*
Net loss	(9) %	(20) %	(5) %	(28) %

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and six months ended June 30, 2006 and 2005 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$18,260	100%	$18,647	100%	$(387)	-2%
Cost of revenues	8,667	47%	9,564	51%	(897)	-9%
Gross Profit	$9,593	53%	$9,083	49%	$510	6%

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$38,514	100%	$35,843	100%	$2,671	7%
Cost of revenues	17,408	45%	18,297	51%	(889)	-5%
Gross Profit	$21,106	55%	$17,546	49%	$3,560	20%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$13,367	73%	$14,039	75%	$(672)	-5%
VoIP	3,983	22%	3,188	17%	795	25%
FTTP	910	5%	1,420	8%	(510)	-36%
Net revenues	$18,260	100%	$18,647	100%	$(387)	-2%

	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$29,876	77%	$28,999	81%	$877	3%
VoIP	6,518	17%	5,424	15%	1,094	20%
FTTP	2,120	6%	1,420	4%	700	49%
Net revenues	$38,514	100%	$35,843	100%	$2,671	7%

Net revenues in the three months ended June 30, 2006 were $18.3 million, compared with $18.6 million in the three months ended June 30, 2005, a decrease of $387,000, or 2%. Net revenues in the six months ended June 30,

2006 were $38.5 million, compared with $35.8 million in the six months ended June 30, 2005, an increase of $2.7 million, or 7%. Revenues from our DSL products accounted for $13.4 million, or 73%, of net revenues in the three months ended June 30, 2006, as compared to $14.0 million, or 75%, of net revenues in the comparable period of 2005. Revenues from our DSL products accounted for $29.9 million, or 77%, of net revenues in the six months ended June 30, 2006, as compared to $29.0 million, or 81%, of net revenues in the comparable period of 2005. The growth in DSL revenues for the six months ended June 30, 2006 was primarily due to higher unit shipments of our DSL central office infrastructure products, partially offset by lower unit shipments of our DSL customer premises equipment products. DSL revenues declined for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 primarily due to lower unit shipments. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Japan's ADSL market has been an important part of our business, and new ADSL subscribers in Japan has been a significant driver of consumption for Centillium's DSL products. However, the Japanese market has been experiencing a decline in subscriber take rates for DSL due in part to consumers' migration to other broadband technologies. We expect that the incremental net subscriber rate in Japan will continue to decrease in 2006 and beyond.

Revenues from VoIP products accounted for $4.0 million of revenues in the three months ended June 30, 2006 as compared to $3.2 million in the three months ended June 30, 2005, or 22% and 17% of net revenues, respectively. Revenues from VoIP products accounted for $6.5 million of revenues in the six months ended June 30, 2006 as compared to $5.4 million in the six months ended June 30, 2005, or 17% and 15% of net revenues, respectively. Revenues from our FTTP products accounted for $910,000 of revenues in the three months ended June 30, 2006 as compared to $1.4 million in the three months ended June 30, 2005, or 5% and 8% of net revenues, respectively. Revenues from our FTTP products accounted for $2.1 million of revenues in the six months ended June 30, 2006 as compared to $1.4 million in the six months ended June 30, 2005, or 6% and 4% of net revenues, respectively. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, qualification of our FTTP products and the purchase of significant quantities of these products by our customers.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sumitomo Electric Industries	24%	30%	28%	33%
NEC	23%	22%	28%	25%
Lucent Technologies Inc	13%	15%	12%	16%
Marconi Corporation Plc **	11%	*	*	*
Huawei Technologies Co., Ltd.	11%	*	*	*
_______________
* Less than 10%
** Acquired by Ericsson on January 2006

Japan's DSL market has been an important part of our business, and net new DSL subscribers in Japan has been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing low number of net new DSL subscribers in Japan will continue to impact our future revenues. Revenues from Japan, which have been largely attributable to our DSL products, were $9.4 million and $22.6 million for the three and six months ended June 30, 2006, respectively, as compared to $11.1 million and $22.3 million for the three and six months ended June 30, 2005, respectively. However, we anticipate DSL revenues from Japan to decline in the coming quarters as experienced in the three months ended June 30, 2006 as compared to the prior quarter. We expect overall net revenues will decrease during the next six months as compared to the first six months of 2006.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit increased to $9.6 million for the three months ended June 30, 2006 as compared to $9.1 million for the three months ended June 30, 2005. The $0.5 million increase in gross profit was primarily attributable to an increase in VoIP revenues coupled with lower manufacturing costs, improved yields and a favorable product mix. This was partially offset by a $1.7 million write-down of excess inventory. Gross profit increased to $21.1 million in the six months ended June 30,

2006 as compared to $17.5 million in the six months ended June 30, 2005. The $3.6 million increase in gross profit was primarily attributable to the increases in VoIP and FTTP revenues coupled with lower manufacturing costs and a shift in the product mix to higher-margin products. This was partially offset by a $1.7 million write-down of excess inventory. The gross margin increased to 53% and 55% in the three and six month periods ended June 30, 2006 as compared to 49% and 49% in the respective periods of 2005. The gross margin in the three and six month periods ended June 30, 2006 were impacted by 9% and 4%, respectively, by an inventory write-down of $1.7 million. In addition, the 2006 gross margins were favorably impacted as a result of the lower manufacturing costs, improved yields and product mix. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors and changes in product mix, among other factors. We are also experiencing lengthening supplier lead times, which may contribute to further increases in inventories, with the associated risk of inventory write-downs.

Research and Development Expenses. Research and development expenditures increased by 10% to $6.5 million for the three months ended June 30, 2006 as compared to $5.9 million for the three months ended June 30, 2005. The $0.6 million increase was primarily due to $0.3 million in stock-based compensation expense due to the adoption of SFAS 123(R), $0.3 million in employee compensation and related personnel expenses and $0.8 million in engineering evaluation board and pre-production expenses, partially offset by a $0.5 million subsidy from the French government and a decrease of $0.3 million in consulting expense.

Research and development expenditures decreased by 12%, to $13.1 million for the six months ended June 30, 2006 as compared to $14.9 million for the six months ended June 30, 2005. The $1.8 million decrease resulted primarily from a $0.5 million subsidy from the French government and a decrease of $0.9 million in consulting expense, $0.3 million in engineering evaluation board and pre-production expenses, $0.3 million in engineering design tools expense, $0.3 million in facilities and $0.2 million in travel, partially offset by an increase of $0.7 million in stock compensation expense due to the adoption of SFAS 123(R). We remain committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate.

We expect research and development expenses to be significantly higher in the third quarter of 2006 compared to the second quarter of 2006 as we anticipate a higher level of program development. We hold 33 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 26%, to $5.3 million for the three months ended June 30, 2006 as compared to $7.2 million for the three months ended June 30, 2005. The $1.9 million decrease was primarily due to $1.5 million in charges for surplus space which Centillium incurred in the three months ended June 30, 2005, $0.8 million in decreased employee compensation and related personnel expenses, $0.3 million in facilities and $0.2 million in commissions, partially offset by increases of $0.5 million in stock-based compensation expense due to the adoption of SFAS 123(R) and $0.4 million in legal expenses.

Selling, general and administrative expenses decreased by 17%, to $11.1 million for the six months ended June 30, 2006 as compared to $13.3 million for the six months ended June 30, 2005. The $2.2 million decrease was primarily due to $1.5 million in charges for surplus space which Centillium incurred in the six months ended June 30, 2005, $1.6 million in decreased employee compensation and related personnel expenses, $0.4 million in commissions, $0.2 million in consulting expense and $0.2 million in depreciation partially offset by increases of $1.0 million in stock-based compensation expense due to the adoption of SFAS 123(R) and $0.7 million in legal expenses.

We expect that selling, general and administrative expenses in the third quarter of 2006 will be higher in absolute dollars and as a percentage of revenues compared to the second quarter of 2006. Our selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure, which will lead to profitability under current and expected revenue levels.

Interest Income, Net. Interest income, net, was $710,000 for the three months ended June 30, 2006 as compared to $381,000 for the three months ended June 30, 2005, and was $1.3 million for the six months ended June 30, 2006 as compared to $679,000 for the six months ended June 30, 2005. The increases were due to the impact of higher interest rates in 2006 and an increase in funds available for investment in 2006.

Provision for Income Taxes. Income tax expense was $62,000 and $96,000 for the three and six months ended June 30, 2006, respectively, as compared to $41,000 and $81,000 for the three and six months ended June 30, 2005, respectively. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3" or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. We do not expect the adoption of SFAS 154 to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," or SFAS 153. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the our financial position and results of operations.

In November 2004, the FASB issued Statement No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4," or SFAS 151, which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement now requires that these costs be expensed as current period charges. In addition, this statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 on January 1, 2006 did not have a material effect on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," or SFAS 155. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; requires evaluation of interests in securitized financial assets; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. At the present time, we do not believe that the adoption of SFAS 155 will have a material effect on our financial position, results of operations or cash flows.

In various areas, including revenue recognition and stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB's Emerging Issues Task Force continue to address revenue and stock option related accounting issues. Our management believes we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to U.S. generally accepted accounting principles in these areas could impact our future accounting.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At June 30, 2006, we had $64.3 million in cash, cash equivalents and short-term investments as compared to $61.3 million at December 31, 2005.

Operating activities for the six months ended June 30, 2006 provided $2.2 million in cash primarily due to our $1.9 million net loss adjusted for non-cash expenses of $1.7 million for stock-based compensation expense and $1.2 million for depreciation and amortization, increases in accounts payable of $3.4 million and accrued liabilities of $1.2 million, decreases in accounts receivable of $1.1 million and $0.1 million in other current assets. Net cash provided by operating activities was partially offset by increases in inventories of $3.8 million and decreases of $0.5 million in accrued compensation and related expenses and $0.3 million in other long-term liabilities. The increase in inventories was primarily attributable to a decline in our estimated forecast. The accounts payable increase at June 30, 2006 was primarily due to the timing of inventory purchases related to the second quarter revenues. The decrease in accounts receivable resulted from lower shipments in the three months ended June 30, 2006 as compared to the three months ended March 31, 2006.

Net cash used in investing activities was $7.3 million for the six months ended June 30, 2006. Net cash used in investing activities related to sales and maturities of available-for-sale securities of $41.1 million, partially offset by purchases of available-for-sale securities of $48.0 million and the purchase of $0.4 million of property and equipment.

Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2006, which consisted of proceeds from the issuance of common stock under employee stock plans.

Our principal source of liquidity as of June 30, 2006 consisted of $64.3 million of cash and cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products and other risks listed in the "Risk Factors" section of this report.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases	$11,958	$3,321	$7,949	$688	$-
Purchase obligations	8,822	8,822	-	-	-
Total	$20,780	$12,143	$7,949	$688	$-

We took substantial steps during the second half of 2004 and during 2005 to reduce losses and preserve cash and we anticipate operating expenses in the year ending December 31, 2006 to be less than than in the prior year. Our future capital requirements depend on many factors that affect our research and development, and sales and marketing activities. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for 2006. These cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section entitled "Risk Factors," set forth below.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2006, all of our investments were in money market funds, high quality commercial paper and government and non- government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $85,000 decrease in the fair value of our available-for-sale securities as of June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe that it is feasible to predict or determine the outcome or a reasonable range of loss at this point. An unfavorable ruling could have a material adverse impact on Centillium's financial position or results of operations.

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in its early stages, and we do not believe that it is feasible to predict or determine the outcome or a reasonable range of loss at this point. An unfavorable ruling could have a material adverse impact on Centillium's financial position or results of operations.

In addition, we are responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2006, this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously be harmed.

Risks Related to Our Business

We have a history of losses and may experience losses in the future.

We have not reported an operating profit for any year since our inception and have experienced a net loss of $1.9 million for the six months ended June 30, 2006 and net losses of $11.3 million, $43.1 million and $13.4 million in 2005, 2004 and 2003, respectively. Due in particular to our recent adoption of SFAS 123(R), we will not be profitable in the foreseeable future, as the stock-based compensation expenses required by SFAS 123(R) will have a material adverse impact on our operating results.

Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of new optical network products and improvements to our DSL products. We also expect that operating expenses in the third quarter of 2006 will be higher in absolute dollars and as a percentage of revenues compared to the second quarter of 2006. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure, which will lead to profitability under current and expected revenue levels. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future and may not achieve or maintain profitability.

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of DSL in Japan and other factors have affected and may continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new DSL subscribers in Japan. Revenues from Japan comprised 51% and 59% of our net revenues in the three months and six months ended June 30, 2006. Revenues from Japan, which have been largely attributable to our DSL products, decreased by $1.7 million to $9.4 million in the three months ended June 30, 2006 as compared to $11.1 million in the three months ended June 30, 2005. We believe there will be a decreasing number of new DSL subscribers in Japan in the remaining six months of 2006 and beyond, which will likely impact our future revenues adversely.

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

Historically, our revenues have been derived primarily from the sale of our ADSL products. DSL revenues accounted for 77%, 79%, 94% and 98% of our net revenues for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we may not be able to achieve or sustain profitability.

We depend on a few customers, and if we lose any of them, our sales and operations will suffer.

We sell our products primarily to network equipment manufacturers. NEC accounted for 28%, 26%, 42% and 49% of our net revenues for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 28%, 35%, 35% and 31% of net revenues for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the six months ended June 30, 2006 and year ended December 31, 2005. No other customer accounted for 10% or more of our net revenues in any period during the six months ended June 30, 2006 and during the years ended December 31, 2005, 2004 and 2003. However, Marconi (acquired by Ericsson in January 2006) and Huawei both accounted for 11% of our net revenues for the three months ended June 30, 2006. We do not have contractual volume commitments with these customers; instead we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

  the fact that many of our customers have pre-existing or concurrent relationships with our competitors that may affect the customers' decision to purchase our products;

  the success of our largest OEM customers; and

  the continued demand for our customers' systems products.

As a result, we may not be able to maintain or increase sales to certain of our large customers for various reasons. Our concentration of business and on-going relationships with our major customers may also deter other potential customers who compete with these existing customers from buying our products. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer. Moreover, our customers are in most cases larger than us, and because our revenues are concentrated among a relatively small number of customers, they tend to have greater bargaining power to demand lower prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations.

Our quarterly operating results are volatile, which may cause our stock price to decline.

Our operating results have fluctuated from quarter to quarter based on a number of factors, many of which are outside of our control including: the size, timing and shipment of orders, especially large orders from our largest customers; customers' ability to cancel or postpone orders, generally without penalty; increasing operating expenses, difficulty forecasting customers' order levels, because they are susceptible to changes in customers' strategies, budgets and success in selling their own systems; excess inventory resulting from the need to make purchasing decisions in advance of customer purchase orders; ongoing pricing pressure; and limitations on our ability to further reduce fixed expenses to correspond to declines in revenues.

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

We base orders for inventory on our forecasts of our OEM customers' demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our OEM customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers' products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In such a litigation, a court could issue a preliminary injunction that would require us to withdraw or recall certain products. Moreover, we cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages (including treble damages) or have the sale of our products stopped by a permanent injunction. Such a license may not be available on reasonable terms, or at all. We may be unable to redesign our products to avoid infringing the third party's intellectual property rights. Even if we are able to do so, the redesign would likely require considerable time and expense, and the redesigned products could be less attractive to customers. In addition, if a current or prospective customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products.

We also have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. We have also received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits and the associated costs to us could be substantial. Even if indemnification claims against us are not valid or successfully asserted, responding to them could entail significant costs, impair customer goodwill, and divert the attention of management and other key employees. If any intellectual property claims from third parties against one of our customers whom we have indemnified is held to be valid, the costs to us could be substantial and our business could be harmed.

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

Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and have these products selected by leading equipment manufacturers for design into their own new products. This is particularly important due to our expectation that demand for our principal ADSL products will continue to decline in Japan, which has historically been our largest market. The development of new silicon products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner,

we may need to explore purchasing new products and if unsuccessful, we may be unable to attract new customers or to retain our existing customers as these customers may choose or transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations. For example, one such FTTP customer in Japan, which we had expected to account for a significant percentage of this growth, has declined to purchase our current FTTP product because it did not meet a previously waived requirement. Moreover, for this customer, our product must now meet additional requirements and we are in the process of redesigning this product. This is expected to significantly slow our anticipated growth in optical revenues in 2006. We will also incur further costs to implement these customer requirements. Even if this redesign successful, however, we do not expect revenues until 2007. Moreover, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin−lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

If the demand for DSL, VoIP and FTTP broadband access services do not increase, we may not be able to generate substantial sales.

Sales of our products depend on the increased use and widespread adoption of broadband access services, especially DSL, VoIP and FTTP, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our results of operations and financial condition would be adversely affected, if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

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

The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Our customers' evaluation can include lengthy product approval processes. In the past, we have experienced delays and difficulties in obtaining product approvals from some customers, such as our recent inability to obtain product certification from a Japanese FTTP customer. Only after evaluation, approval and prototyping are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP products. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period and in turn adversely impact our stock price. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which could cause our business and results to suffer.

Other broadband technologies may compete effectively with DSL services or other services addressed by our products, and a slowdown in deployment of ADSL services, the lack of significant growth in non-DSL markets that we are targeting and our lack of success in penetrating such markets would adversely affect our business and operating results.

Our revenues are heavily dependent on the demand for DSL services. DSL services are competing with a variety of different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. In Japan, which has historically been the principal source of our revenues, ADSL subscription rates are expected to continue to decline due to competition from other broadband access technologies. While part of our strategy is to diversify our product markets beyond DSL into such areas as FTTP and VoIP, we have experienced difficulties in penetrating those markets. If any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business and results of operations.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 78%, 74%, 86% and 87% of our net revenues for the six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

  foreign currency exchange rates;

  political, social and economic instability;

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

Once a manufacturer of communications equipment has designed a supplier's semiconductor into its products, the manufacturer may be reluctant to change its source of semiconductors due to the significant costs associated with qualifying a new supplier. Accordingly, our failure to achieve design wins, or our competitors' ability to achieve design wins, with equipment manufacturers, could create barriers to future sales opportunities with these manufacturers.

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

Additional slowdowns in spending in the telecommunications industry have affected and may continue to negatively affect our business and operating results.

The worldwide telecommunications industry, including the broadband communications segment, has experienced pronounced economic downturns that result in delays in the build-out of new infrastructure, lower equipment production volumes, and reductions in component inventory levels. Any such downturn could result in lower than expected demand for our products, excess inventories and intensified pricing pressures. which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline. Specifically, during the most recent downturn in the telecommunications industry, we experienced:

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

The markets in which we compete are characterized by increasing consolidation both within the telecommunications equipment sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict with certainty how industry consolidation will affect our competitors or customers. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry may require that we reduce the prices of our products or result in a loss of market share, which could materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders was held on June 21, 2006. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

1. Election of the following nominees as Directors for a three year term ending in 2009:

	Votes For	Votes Withheld
Jere Drummond	34,516,328	1,477,982
Faraj Aalaei	34,958,871	1,035,439

The following Directors, who did not stand for election at the 2006 Annual Meeting, also currently sit on our Board of Directors: Sam Srinivasan and Robert C. Hawk, whose terms expire in 2007; Kamran Elahian and Lip-Bu Tan, whose terms expire in 2008.

2. Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-vote
35,570,140	409,818	14,351	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.50(2)	Severance Agreement between the Registrant and Wayne Gartin dated as of June 5, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: August 7, 2006	/s/ J. Scott Kamsler J. Scott Kamsler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.50(2)	Severance Agreement between the Registrant and Wayne Gartin dated as of June 5, 2006.

31.1

Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF as a courtesy

31.2

Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      PDF as a courtesy

32.1

Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF as a courtesy

32.2

Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.      PDF as a courtesy

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2006.