Form 10-Q
period 2006-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2006-11-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 31, 2006 was 40,933,788.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005 (*)
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 37,348	$ 39,440
Short-term investments	25,009	21,900
Accounts receivable (net of allowance for
doubtful accounts of $57 at September 30, 2006
and $169 at December 31, 2005)	5,904	7,177
Inventories	6,598	3,609
Other current assets	2,091	1,780
Total current assets	76,950	73,906
Property and equipment, net	2,689	3,529
Other assets	1,017	912
Total assets	$ 80,656	$ 78,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 9,312	$ 5,987
Accrued compensation and related expenses	3,342	4,247
Accrued liabilities	21,112	19,133
Total current liabilities	33,766	29,367

Long-term liabilities:
Other long-term liabilities	1,388	2,368
Total liabilities	35,154	31,735

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000;
Issued and outstanding shares:
40,844,856 at September 30, 2006,
40,205,940 at December 31, 2005	41	40
Additional paid-in capital	250,664	247,081
Deferred compensation	-	(24)
Accumulated deficit	(205,199)	(200,440)
Accumulated other comprehensive loss	(4)	(45)
Total stockholders' equity	45,502	46,612
Total liabilities and stockholders' equity	$ 80,656	$ 78,347

_____________

*   Derived from audited financial statements at December 31, 2005

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues	$ 16,033	$ 19,993	$ 54,547	$ 55,836
Cost of revenues (a)	7,780	8,690	25,188	26,987
Gross profit	8,253	11,303	29,359	28,849
Operating expenses:
Research and development (a)	7,119	7,399	20,239	22,299
Selling, general and administrative (a)	4,738	5,135	15,835	18,449
Total operating expenses	11,857	12,534	36,074	40,748
Operating loss	(3,604)	(1,231)	(6,715)	(11,899)
Interest income and other, net	776	448	2,102	1,128
Loss before provision for income taxes	(2,828)	(783)	(4,613)	(10,771)
Provision for income taxes	50	39	146	120
Net loss	$ (2,878)	$ (822)	$ (4,759)	$ (10,891)

Basic and diluted net loss per share	$ (0.07)	$ (0.02)	$ (0.12)	$ (0.28)

Shares used to compute basic
and diluted net loss per share	40,675	39,427	40,492	39,105

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 18	$ -	$ 49	$ -
Research and development	271	-	937	-
Selling, general and admininstrative	486	-	1,480	-
	$ 775	$ -	$ 2,466	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (4,759)	$ (10,891)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	1,736	2,952
Stock-based compensation expense	2,510	20
Loss on retirement of property and equipment	-	404
Changes in operating assets and liabilities:
Accounts receivable	1,273	1,367
Inventories	(2,989)	579
Other current assets	(311)	(940)
Other assets	(105)	(299)
Accounts payable	3,325	(823)
Accrued compensation and related expenses	(905)	777
Accrued liabilities	1,979	2,301
Other long-term liabilities	(980)	735
Net cash provided by (used in) operating activities	774	(3,818)
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(62,320)	(43,091)
Sales and maturities of available-for-sale securities	59,252	57,736
Purchases of property and equipment	(896)	(857)
Net cash (used in) provided by investing activities	(3,964)	13,788
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,098	1,556
Net cash provided by financing activities	1,098	1,556

Net (decrease) increase in cash and cash equivalents	(2,092)	11,526
Cash and cash equivalents at beginning of period	39,440	31,996
Cash and cash equivalents at end of period	$ 37,348	$ 43,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 85	$ 60

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 and its consolidated cash flows for the nine months ended September 30, 2006 and 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3," or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning January 1, 2007. Centillium does not expect the adoption of this standard to have a material effect on Centillium's financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

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

Expected Term-The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and is based on historical option exercise behavior.

Expected Volatility-The Company's stock price volatility rates are estimated using the historical volatility of the Company's common stock.

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

Fair Value-The fair value of the Company's stock options granted to employees for the three and nine months ended September 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	2.7 years	3.0 years	2.6 years	2.3 years
Volatility	71%	80%	71%	86%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	4.60%	4.02%	4.73%	3.72%
Estimated forfeitures	6.84%	-%	6.84%	-%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	71%	75%	71%	75%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	5.24%	3.34%	5.24%	3.34%

Under the provisions of SFAS 123(R), the Company recorded $775,000 and $2.5 million of stock compensation expense in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2006. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.6 million, net of estimated forfeitures of $468,000. This cost will be amortized on a ratable basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

In April 2006, our board of directors elected to supplement the equity-based compensation for the board by approving an annual grant to each of the non-employee directors of 5,000 shares, or an aggregate of 25,000 shares, of restricted common stock of the Company with an effective grant date on the date of our annual meeting, and with such shares vesting 100% on the first anniversary of the date of the grant. This resulted in a compensation expense of $20,000 for the quarter ended September 30, 2006. In July 2006, our board of directors also elected to supplement the equity-based compensation to our officers by approving grants to them of an aggregate of 140,220 shares of restricted common stock of the Company, with such shares vesting 25% on the first anniversary of the grant date, and 25% each year thereafter, resulting in compensation expense of $18,000 for the quarter ended September 30, 2006.

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2006	9,010,021	$4.59
Granted	567,480	$2.88
Exercised	(298,286)	$2.09
Forfeitures and cancellations	(1,113,534)	$4.28
Outstanding at September 30, 2006	8,165,681	$4.60	6.82	$250
Vested and expected to vest at
September 30, 2006	7,950,007	$4.65	0.36	$249
Exercisable at September 30, 2006	5,486,186	$5.41	5.98	$248

Range of Exercise Prices	Number Outstanding As of 09/30/06	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 09/30/06	Weighted Average Exercise Price
$0.40 - $2.10	450,718	6.26	$1.49	434,718	$1.47
$2.17 - $2.17	1,138,517	6.15	$2.17	969,507	$2.17
$2.22 - $2.56	935,189	7.71	$2.49	438,723	$2.50
$2.59 - $2.59	25,675	6.20	$2.59	24,827	$2.59
$2.61 - $2.61	940,647	8.82	$2.61	281,968	$2.61
$2.63 - $3.22	1,091,326	8.71	$2.98	286,469	$3.11
$3.27 - $4.79	1,167,825	7.71	$4.22	668,888	$4.34
$4.98 - $5.87	861,018	4.39	$5.15	828,312	$5.13
$6.06 - $6.37	70,000	5.34	$6.22	70,000	$6.22
$6.62 - $37.15	1,484,766	5.11	$11.15	1,482,774	$11.15
$0.40 - $37.15	8,165,681	6.82	$4.60	5,486,186	$5.41

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

In connection with the ESPP, in May 2006, 175,410 shares were issued at a purchase price per share of $2.69. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of shares purchased under the Company's ESPP was $65,426. During the three and nine months ended September 30, 2005, the aggregate intrinsic value of shares purchased under the Company's ESPP was $52,290.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(822)	$(10,891)
Add: Stock-based compensation expense
included in reported net loss, net of recovery	-	-
Less: Total stock-based compensation expense
under fair value based method for all awards,
net of related tax effects	(1,465)	(3,459)
Pro forma net loss	$(2,287)	$(14,350)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.28)
Pro forma	$(0.06)	$(0.37)

4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of new facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period. Additionally, the Company leases certain software under operating leases expiring through December 2010.

In the year 2005, the Company recorded $2.2 million in charges for surplus space in its Fremont, California location, which it abandoned. The operating lease for this location expires in February 2011. Centillium has no future requirement for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the statement of operations.

Surplus space reserve activity (in thousands):

Amount
Surplus space charges recorded in the year ended December 31, 2005	$2,186
Leasehold improvements abandoned	(386)
Lease payments incurred and offset against liability	(223)
Ending surplus space liability balance at December 31, 2005	1,577
Lease payments incurred and offset against liability during the nine months ended September 30, 2006	(370)
Ending surplus space liability balance at September 30, 2006	$1,207

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancellable purchase orders. As of September 30, 2006, the Company's non-cancellable purchase obligations for wafers and masks, all expected to be delivered within the next nine months, was $4.2 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material liabilities in the future, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations and it had no liabilities recorded for these obligations as of September 30, 2006.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. The Company believes it has meritorious defenses and is continuing to vigorously defend itself against these claims. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability, which could have a material adverse effect on its financial position, results of operations and cash flows.

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in the early stages, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company believes it has meritorious defenses and is continuing to vigorously defend itself against these claims. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability, which could have a material adverse effect on its financial position, results of operations and cash flows.

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

5. Balance Sheet Information

Inventories (in thousands):

	September 30,	December 31,
	2006	2005
Work-in-process	$4,090	$1,371
Finished goods	2,508	2,238
	$6,598	$3,609

Property and equipment, net (in thousands):

	September 30,	December 31,
	2006	2005
Equipment and software	$29,644	$28,742
Furniture and fixtures	1,108	1,107
Leasehold improvements	1,439	1,439
	32,191	31,288
Accumulated depreciation and amortization	(29,502)	(27,759)
Property and equipment, net	$2,689	$3,529

Accrued liabilities (in thousands):

	September 30,	December 31,
	2006	2005
Accrued royalties	$17,340	$16,323
Accrued other liabilities	3,772	2,810
	$21,112	$19,133

Warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$152	$140	$112	$164
Product warranty accruals	54	-	173	40
Warranty costs incurred	(47)	-	(126)	(64)
Balance at end of period	$159	$140	$159	$140

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	September 30, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$21,389	$-	$21,389
Corporate Bonds	3,069	1	3,070
Commercial Paper	5,777	(2)	5,775
	30,235	(1)	30,234
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	25,012	(3)	25,009
Total	$55,247	$(4)	$55,243

	December 31, 2005
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$29,620	$-	$29,620
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	21,945	(45)	21,900
Total	$51,565	$(45)	$51,520

7. Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2006 and 2005 relates to current taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

8. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(2,878)	$(822)	$(4,759)	$(10,891)
Basic and diluted weighted average
shares used to compute basic and
diluted net loss per share	40,675	39,427	40,492	39,105

Basic and diluted net loss
per common share	$(0.07)	$(0.02)	$(0.12)	$(0.28)

Centillium has excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because these securities are anti dilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options to purchase approximately 8,166,000 and 9,201,000 shares of common stock have been excluded at September 30, 2006 and 2005, respectively.

9. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss as reported	$(2,878)	$(822)	$(4,759)	$(10,891)
Change in unrealized loss on
available-for-sale investments	27	(12)	41	(6)
Total comprehensive loss	$(2,851)	$(834)	$(4,718)	$(10,897)

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

The following customers, the first two of which are located in Japan, accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sumitomo Electric Industries	23%	30%	26%	32%
NEC	17%	22%	25%	24%
Marconi Corporation Plc **	31%	12%	14%	*
Lucent Technologies Inc	12%	11%	12%	15%

_______________
* Less than 10%
** Acquired by Ericsson in January 2006

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Japan	$6,941	$10,917	$29,530	$33,210
United States	2,138	4,315	7,225	12,085
Other Asia-Pacific	1,994	2,227	9,545	5,754
Europe	4,960	2,534	8,247	4,787
	$16,033	$19,993	$54,547	$55,836

11. Related Party Transactions

One of Centillium's directors is also a director since 2004 of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. In December 2005, Centillium amended its arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. Amounts paid to Cadence were $88,000 and $265,000 for the three and nine months ended September 30, 2006, respectively, and zero and $1.1 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, the Company had a liability due to Cadence of $103,000. Payments to Cadence were $1.1 million for the year ended December 31, 2005. As of December 31, 2005, the Company had no liability due to Cadence.

This director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. The Company purchased $608,000 and $9.4 million of foundry services and products from SMIC for the three and nine months ended September 30, 2006, respectively, and $1.0 million and $6.4 million for the three and nine months ended September 30, 2005. As of September 30, 2006 and 2005, the Company had recorded a liability of $600,000 and $300,000, respectively, due to SMIC. As of September 30, 2006 and 2005, the Company had outstanding purchase obligations to SMIC of $1.6 million and $1.2 million, respectively.

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; the impact of the maturation of the DSL market and other anticipated market and customer trends and developments; our ability to deepen and diversify our DSL business; our ability to penetrate the VoIP and FTTP markets; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The section entitled "Risk Factors" and similar discussions in our other SEC reports filed with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition and could cause actual results to differ from those expressed or implied by our forward looking statements. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.

Overview

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our DSL business currently comprises our Asymmetric DSL (ADSL), products. The next generation of our DSL products comprises our VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

Trends and Factors Affecting Our Business

Our products are components of broadband access infrastructure equipment, and we rely on OEMs to select our products over our competitors' products to be designed into their equipment. These "design wins" are an integral part of the long sales cycle for our products. The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Our focus is on design, development, sales and marketing. We outsource our semiconductor fabrication, assembly and test functions.

We currently market and sell through our direct sales force and through independent sales representatives in the Asia-Pacific region, Europe, and North America.

We have not reported an operating profit for any year since inception and experienced net losses of approximately $4.8 million and $10.9 million for the nine months ended September 30, 2006 and 2005, respectively. We expect to continue to incur operating losses and negative cash flows.

Since inception, our net revenues have been derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2004 and 2005 compared to 2003 and this trend has continued to have a severe adverse impact on our financial performance in 2006. Our Japan ADSL revenues declined 28%, 30% and 15% in each of the three quarters in 2006 compared to each previous quarter. We expect that the incremental net subscriber rate in Japan, and our ADSL revenues, will continue to decline substantially in the fourth quarter of 2006 and beyond.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by penetrating the VDSL, VoIP and FTTP markets.

We have recently introduced our next generation DSL products, which are very-high-data-rate DSL, or VDSL, products. We anticipate that they will begin to contribute meaningfully to revenues starting in the second half of

2007. Based on feedback from our customers in Japan, Asia, North America and Europe, we are confident that our Arion™ products, with our eXtremeVDSL2™ technology, have "best-of-breed" performance in power consumption, data rates, reach and interoperability. We have secured two design wins for these products, which are currently in laboratory evaluations at two major customers. Additionally, our VDSL2 products are in laboratory evaluations with two major telecommunications operators in Asia, and we expect to be in laboratory evaluations at a major European operator shortly. However, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Our VoIP revenues vary significantly from quarter to quarter. We expect our net revenues from VoIP in the fourth quarter of 2006 and first quarter of 2007 to decline as the demand from our two largest VoIP customers has weakened.

We announced in 2004 a line of optical access products for the developing FTTP market. Our FTTP revenues were $2.9 million in the nine months ended September 30, 2006, and $3.8 million and $877,000 for the years ended December 31, 2005 and 2004, respectively. Growth, if any, in our FTTP revenues in 2006 and beyond is dependent on qualification of our next-generation FTTP products and the purchase of significant quantities of these products by our customers. One such customer in Japan, which we had previously expected to account for a significant percentage of this growth, has declined to purchase because our current product did not meet a previously waived requirement. However, we remain focused on developing our next-generation FTTP products, which are designed to meet the new and comprehensive feature requirements demanded by the major service providers in Japan. While we have experienced significant difficulties in getting approved for deployment in these service providers' networks, we remain optimistic that we can succeed. We currently anticipate that two major Japanese telecommunications operators will complete their evaluations of our initial next-generation product by mid-2007. Once our product is qualified, we expect deployment to commence shortly thereafter. Even if all of these events occur as currently anticipated, however, we do not expect revenues from this product until mid-2007 at the earliest. Moreover, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

From 2004 to 2005, we reduced our operating expenses, primarily in the research and development area by conducting more of our research and development in India, where costs are substantially lower than in the United States. However, these costs are beginning to rise significantly due to the growth in India's economy. Moreover, our ability to attract and retain the necessary qualified engineers is becoming more difficult due to increased competition for these engineers.

In 2005, we recorded total charges of $2.2 million for surplus space in a building at our Fremont, California location, which we abandoned. In addition during 2005, we recorded a $1.0 million charge for licensed software, which was written off as this software is not expected to have future alternative uses. During the fourth quarter of 2004, we restructured our organization by implementing a workforce reduction and terminating a $1.4 million license for certain software design tools. We also cancelled certain development programs to better focus on opportunities that we believed to have greater potential. The total expense related to the reduction in force was $1.3 million, of which $1.0 million related to research and development personnel. These initiatives coupled with a 7% increase in 2005 revenues, an increase in the 2005 gross margin and further expense reductions resulted in a significant decrease in our net loss for 2005. Our net loss decreased by approximately $31.8 million, or 74%, to a net loss of $11.3 million for 2005 as compared to $43.1 million for 2004. Our net revenues in the nine months ended September 30, 2006 were $54.5 million, compared with $55.8 million in the nine months ended September 30, 2005, a decrease of 2%. Due to the cost reduction efforts described above, our net loss in the nine months ended September 30, 2006 was $4.8 million, compared with $10.9 million in the nine months ended September 30, 2005. However, due to the expected substantial decline in Japan ADSL revenues as well as to the anticipated decrease in revenues from customers outside of Japan, we expect our fourth quarter 2006 net loss to significantly increase.

We have recently experienced relatively high employee turnover with our marketing and engineering groups that could have a negative affect on us and our ability to achieve our plans. Moreover, it will take time and substantial resources to replace the departed key employees and there is no assurance that we will be able to attract sufficient numbers of appropriately qualified employees.

We have traditionally sold our products on the basis of our standard terms and conditions. We are increasingly being required to enter into purchase agreements with key customers and potential customers as a condition to doing business with them. These agreements tend to try to shift significantly more risk and cost on to us. Doing business under terms of this nature could increase our costs, cause us to bear greater inventory risk and increase our liabilities, which could materially affect our business, results of operations and financial condition.

Our planned actions for the remainder of 2006 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber growth, the successful deployment of our VDSL products, the successful qualification and deployment of our FTTP products in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus, including a possible transition out of one or more of our product lines, and restructuring our business to realign our resources and reduce our expenses.

Moreover, as our quarterly net revenues for the fourth quarter of 2006 and the first quarter of 2007 are expected to be substantially lower than revenues for the third quarter of 2006, we anticipate that both our losses and cash used in operations will increase significantly. While we believe that existing cash and short-term investments and anticipated cash flows from operations will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth below, under item 1A of this report.

Our operating results for 2006 and beyond have been and will continue to be materially affected by additional stock-based compensation expenses. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of September 30, 2006, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R) using the assumptions we had in effect as of that date, was approximately $2.6 million. That total cost is expected to be recognized over an estimated weighted average period of 1.2 years. The annual grant to employees during the fourth quarter of 2006 is expected to consist entirely of restricted stock units unless for tax or other reasons that is not feasible. The 2006 annual grant to officers consisted of a mix of restricted stock and options. We believe that the use of restricted stock units with respect to our employees and the combination of restricted stock and options with respect to our officers will better facilitate our efforts to retain and motivate our employees and officers compared to the use of only stock options.

Net Revenues. DSL revenues accounted for 78%, 79%, 94% and 98% of our net revenues for the nine months ended September 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. NEC accounted for 25%, 26%, 42% and 49% of our net revenues for the nine months ended September 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 26%, 35%, 35% and 31% of our net revenues for the nine months ended September 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the nine months ended September 30, 2006 and for the year ended December 31, 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 14% of our net revenues for the nine months ended September 30, 2006. No other customer accounted for 10% or more of our net revenues during the nine months ended September 30, 2006 and during the years ended December 31, 2005, 2004 and 2003.

We believe revenues will be substantially lower in the short term due to the significant decline in our Japan ADSL business as well as to the anticipated decrease in revenues from outside of Japan. We believe that our four largest customers will continue to account for a substantial portion of our net revenues in 2006.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders will vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This volatility may become more pronounced as we continue to attempt to increase the proportion of total sales generated by our newer VoIP and FTTP products.

Competition and technological change in the rapidly evolving DSL, VoIP and optical networking markets have influenced, and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer and product mix. We are increasingly selling into certain markets where pricing is very competitive. As a result, our gross margins are lower in these markets. If the gross profit generated from these markets is not sufficient to offset the cost of business in these markets, this may have a negative impact on our financial results.

Cost of Revenues: We are a fabless semiconductor company: we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, overhead associated with procurement and production engineering, provisions for excess and obsolete inventories, and product warranty costs.

Research and Development Expenses: Research and development expenses consist primarily of employee compensation including stock compensation expense and related personnel expenses, fees paid to consultants, non- recurring engineering, prototype costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses include employee compensation including stock compensation expense and related personnel expenses in sales and marketing, product marketing, applications engineering, and corporate functions including accounting, finance, legal, human resources and information systems. Due to the complexities of the litigation to which we are a party and the high cost of defending legal proceedings in general, we expect to continue to incur significant legal expenses in our defense of these cases for the foreseeable future.

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

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock- based compensation expenses that we recognize in our financial statements.

Sales Returns and Allowances: Upon shipment of our products, we establish a provision for estimated returns. Under certain circumstances, we allow our customers to return products and a provision is made for such returns. Our estimate of product returns is based on contractual terms or sales agreements, historical experience and expectation of future conditions. Additional provisions and allowances may be required, resulting in decreased net revenues and gross profit, should we experience increased product returns.

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

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand and those we are committed to purchase, with consideration given to deterioration, obsolescence, and other factors. Currently, we use a nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.

Warranty: A limited warranty is provided on our products, generally for a period of one year, and allowances for estimated warranty costs are recorded during the period of sale. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor chipset returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We periodically assess the adequacy of the warranty liability and adjust such amounts as necessary.

Litigation and Contingencies: From time to time, we receive various inquiries or claims or are involved in litigation in connection with patent and other intellectual property rights as well as breach of contract and other related claims. When the liability is probable and estimable, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Depending on developments in these matters, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.

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

Results of Operations for the three and nine months ended September 30, 2006 and 2005

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Cost of revenues	49	43	46	48
Gross profit	51	57	54	52
Operating expenses:
Research and development	44	37	37	40
Selling, general and administrative	30	26	29	33
Total operating expenses	74	63	66	73
Operating loss	(23)	(6)	(12)	(21)
Interest income and other, net	5	2	3	1
Loss before provision
for income taxes	(18)	(4)	(9)	(20)
Provision for income taxes	*	*	*	*
Net loss	(18)%	(4)%	(9)%	(20)%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2006 and 2005 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 16,033	100%	$ 19,993	100%	$ (3,960)	-20%
Cost of revenues	7,780	49%	8,690	43%	(910)	-10%
Gross Profit	$ 8,253	51%	$ 11,303	57%	$ (3,050)	-27%

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 54,547	100%	$ 55,836	100%	$ (1,289)	-2%
Cost of revenues	25,188	46%	26,987	48%	(1,799)	-7%
Gross Profit	$ 29,359	54%	$ 28,849	52%	$ 510	2%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 12,523	78%	$ 14,639	73%	$ (2,116)	-14%
VoIP	2,687	17%	4,664	23%	(1,977)	-42%
FTTP	823	5%	690	4%	133	19%
Net revenues	$ 16,033	100%	$ 19,993	100%	$ (3,960)	-20%

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 42,399	78%	$ 43,638	78%	$ (1,239)	-3%
VoIP	9,206	17%	10,088	18%	(882)	-9%
FTTP	2,942	5%	2,110	4%	832	39%
Net revenues	$ 54,547	100%	$ 55,836	100%	$ (1,289)	-2%

The decrease in DSL revenues for the nine months ended September 30, 2006 was primarily due to a decrease in demand for our DSL central office infrastructure products partially offset by higher unit shipments of our DSL customer premises equipment products. DSL revenues declined for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to lower unit shipments due to a decrease in demand. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Japan's ADSL market has been a critical part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for Centillium's DSL products. However, the Japanese market has been experiencing a serious decline in subscriber take rates for DSL due in part to consumers' migration to other broadband technologies. We expect that the incremental net subscriber rate in Japan will continue to decrease substantially for the balance of 2006 and beyond. We also expect to face continued pricing pressure for our ADSL products, which may result in lower gross margins.

Revenues from VoIP products accounted for $2.7 million of revenues in the three months ended September 30, 2006 as compared to $4.7 million in the three months ended September 30, 2005, or 17% and 23% of net revenues, respectively. Revenues from VoIP products accounted for $9.2 million of revenues in the nine months ended September 30, 2006 as compared to $10.1 million in the nine months ended September 30, 2005, or 17% and 18% of net revenues, respectively. The decreases in VoIP revenues for the three and nine months ended September 30, 2006 were primarily due to lower unit shipments. Our VoIP revenues vary significantly from quarter to quarter as they are currently concentrated with only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will decline in the fourth quarter of 2006 as the demand from our two largest VoIP customers has weakened.

Revenues from our FTTP products accounted for $823,000 of revenues in the three months ended September 30, 2006 as compared to $690,000 in the three months ended September 30, 2005, or 5% and 4% of net revenues, respectively. Revenues from our FTTP products accounted for $2.9 million of revenues in the nine months ended September 30, 2006 as compared to $2.1 million in the nine months ended September 30, 2005, or 5% and 4% of net revenues, respectively. The increase in FTTP revenues for the nine months ended September 30, 2006 was primarily due to higher unit shipments. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, qualification of our FTTP products and the purchase of significant quantities of these products by our customers. We do not currently expect our major FTTP customers to complete qualification of our next-generation FTTP EPON product until mid-2007 at the earliest.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sumitomo Electric Industries	23%	30%	26%	32%
NEC	17%	22%	25%	24%
Marconi Corporation Plc **	31%	12%	14%	*
Lucent Technologies Inc	12%	11%	12%	15%

_______________
* Less than 10%
** Acquired by Ericsson in January 2006

Revenues from Japan, which have been largely attributable to our DSL products, were $6.9 million and $29.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $10.9 million and $33.2 million for the three and nine months ended September 30, 2005, respectively. We anticipate DSL revenues from Japan to substantially decline in the coming quarters. We expect overall net revenues will substantially decrease during the next six months as compared to the six months ended September 30, 2006.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased to $8.3 million for the three months ended September 30, 2006 as compared to $11.3 million for the three months ended September 30, 2005. The $3.0 million decrease in gross profit was primarily attributable to lower DSL and VoIP revenues and a write-down of excess inventory of $1.0 million for the three months ended September 30, 2006 as compared to a write-down of $314,000 for the three months ended September 30, 2005. Gross profit increased to $29.4 million in the nine months ended September 30, 2006 as compared to $28.8 million in the nine months ended September 30, 2005. The $0.6 million increase in gross profit was primarily attributable to lower manufacturing costs and a shift in the product mix to higher-margin products, which more than offset excess inventory write-downs of $2.6 million for the nine months ended September 30, 2006 as compared to write-downs of $314,000 for the nine months ended September 30, 2005. The gross margin decreased to 51% and increased to 54% for the three and nine month periods ended September 30, 2006 as compared to 57% and 52% in the respective periods of 2005, respectively. The gross margins in the three and nine month periods ended September 30, 2006 were impacted by 6% and 5%, respectively, due to the write-downs of excess inventory. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and further write-down of excess or obsolete inventory, among other factors.

Research and Development Expenses. Research and development expenditures decreased by 4% to $7.1 million for the three months ended September 30, 2006 as compared to $7.4 million for the three months ended September 30, 2005. The $0.3 million decrease was primarily due to $0.4 million in lower employee compensation and related expenses, $0.4 million in lower engineering design tools expense and $0.1 million in lower facility related expenses partially offset by $0.3 million in higher stock-based compensation expense due to the adoption of SFAS 123(R), and $0.3 million in engineering evaluation board and pre-production expenses.

Research and development expenditures decreased by 9%, to $20.2 million for the nine months ended September 30, 2006 as compared to $22.3 million for the nine months ended September 30, 2005. The $2.1 million decrease resulted primarily from a $0.5 million subsidy from the French government and decreases of $0.9 million in consulting expense, $0.7 million in engineering design tools expense, $0.3 million in employee compensation and related expenses, $0.4 million in facilities and $0.2 million in travel, partially offset by an increase of $0.9 million in stock compensation expense due to the adoption of SFAS 123(R). We remain committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate.

We expect research and development expenses to be higher in the fourth quarter of 2006 compared to the third quarter of 2006 as we anticipate increased program development. We hold 34 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 8%, to $4.7 million for the three months ended September 30, 2006 as compared to $5.1 million for the three months ended September 30, 2005. The $0.4 million decrease was primarily due to $0.7 million in decreased employee compensation and related expenses, $0.2 million in lower facilities expense, $0.1 million in lower administration expense and $0.1 million reduction in consulting, partially offset by increases of $0.5 million in stock-based compensation expense due to the adoption of SFAS 123(R) and $0.2 million in legal expenses.

Selling, general and administrative expenses decreased by 14%, to $15.8 million, for the nine months ended September 30, 2006 as compared to $18.4 million for the nine months ended September 30, 2005. The $2.6 million decrease was primarily due to $1.5 million in charges for surplus space which Centillium incurred in the nine months ended September 30, 2005, $2.6 million in decreased employee compensation and related expenses, reductions of $0.3 million in commissions, $0.2 million in consulting expense, $0.4 million in depreciation, and $0.2 million in administration expense partially offset by increases of $0.7 million in legal and professional fees, $0.4 million in facilities and $1.5 million in stock-based compensation expense due to the adoption of SFAS 123(R).

We expect that selling, general and administrative expenses in the fourth quarter of 2006 will be higher in absolute dollars and substantially higher as a percentage of revenues compared to the third quarter of 2006. This is largely due to an expected increase in legal expenses associated with ongoing litigation, which we anticipate will continue into 2007 and possibly beyond and our expectations of lower revenues in the fourth quarter compared to the third quarter. Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Interest Income, Net. Interest income, net, was $776,000 for the three months ended September 30, 2006 as compared to $448,000 for the three months ended September 30, 2005, and was $2.1 million for the nine months ended September 30, 2006 as compared to $1.1 million for the nine months ended September 30, 2005. The increases were due to the impact of higher interest rates in 2006 and an increase in funds available for investment in 2006.

Provision for Income Taxes. Income tax expense was $50,000 and $146,000 for the three and nine months ended September 30, 2006, respectively, as compared to $39,000 and $120,000 for the three and nine months ended September 30, 2005, respectively. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3" or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning January 1, 2007. We do not expect the adoption of SFAS 154 to have a material effect on our financial position or results of operations.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial position, results of operations or cash flows.

In various areas, accounting standards and practices continue to evolve. Our management believes we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to U.S. generally accepted accounting principles in these areas could impact our future accounting.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At September 30, 2006, we had $62.4 million in cash, cash equivalents and short-term investments as compared to $61.3 million at December 31, 2005.

Operating activities for the nine months ended September 30, 2006 provided $0.8 million in cash primarily due to cash provided of $1.4 million for net changes in assets and liabilities partially offset by our $4.8 million net loss adjusted for non-cash expenses of $2.5 million for stock-based compensation expense and $1.7 million for depreciation and amortization. The net changes in assets and liabilities were primarily due to increases in accounts payable of $3.3 million and accrued liabilities of $2.0 million, and decreases in accounts receivable of $1.3 million partially offset by increases in inventories of $3.0 million and $0.3 million in other assets and decreases of $0.9 million in accrued compensation and related expenses and $1.0 million in other long-term liabilities. The increase in inventories was primarily attributable to a substantial decline in actual revenues from forecasted revenues when purchase commitments were made. The accounts payable increase was primarily due to the timing of inventory receipts during the third quarter. The accrued liabilities increase was primarily due to the accrual for engineering design tools, wafers and increased royalty accruals. The decrease in accounts receivable resulted from lower shipments in the nine months ended September 30, 2006 as compared to the nine months ended September 31, 2005. The decrease in long-term liabilities was primarily due to timing of the obligations.

Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2006. Net cash used in investing activities related to purchases of available-for-sale securities of $62.3 million and the purchase of $0.9 million of property and equipment partially offset by sales and maturities of available-for-sale securities of $59.2 million.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2006, which consisted of proceeds from the issuance of common stock under employee stock plans.

Our principal source of liquidity as of September 30, 2006 consisted of $62.4 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products, litigation outcomes and the other risks listed in the "Risk Factors" section of this report.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases - facilities	$3,831	$973	$2,428	$430	$-
Operating leases - software	10,503	6,264	4,239	-	-
Purchase obligations	4,186	4,186	-	-	-
Total	$18,520	$11,423	$6,667	$430	$-

We have taken substantial steps beginning in the second half of 2004 and continuing through September 30, 2006 to reduce expenses and losses, and preserve cash. We anticipate operating expenses in the year ending

December 31, 2006, which includes the stock-based compensation expenses required by SFAS 123(R), to be slightly less than in the prior year. Our future capital requirements depend on many factors including our research and development, and sales and marketing activities. As our quarterly net revenues for the fourth quarter of 2006 and the first quarter of 2007 are expected to be substantially lower than revenues for the third quarter of 2006, we anticipate that our cash used in operations will increase significantly. We believe that existing cash and short-term investments and anticipated cash flows from operations will be sufficient to support our current operations for the next twelve months, but that cannot be assured. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our cash resources may be substantially less than we currently expect. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will grow, that our industry's competitive landscape will not change adversely, and that we are not required to make any substantial payments as a result of current or future litigation, other than attorneys' fees. For more information about the risks relating to our business, please read carefully the section entitled "Risk Factors," set forth below.

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We are also devoting significant capital resources to defending litigation, and expect to continue to incur substantial litigation expenses for the foreseeable future. Depending on the amount and timing of the resolutions of our existing cases and any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements in the long term, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge our intellectual property or other assets to secure the financing, or could impose restrictive covenants on us. These additional securities could have rights senior to those of our common stock. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, or to sell assets or otherwise restructure our business to remain viable.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2006, all of our investments were in money market funds, high quality commercial paper and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $40,000 in the fair value of our available-for-sale securities as of September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe that it is feasible to predict or determine the outcome or a reasonable range of loss at this point. An unfavorable ruling could have a material adverse impact on Centillium's financial position, results of operations and cash flows.

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in its early stages, and we do not believe that it is feasible to predict or determine the outcome or a reasonable range of loss at this point. An unfavorable ruling could have a material adverse impact on Centillium's financial position, results of operations and cash flows.

In addition, we are responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these other claims will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

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

We have not reported an operating profit for any year since our inception and have experienced a net loss of $4.8 million for the nine months ended September 30, 2006 and net losses of $11.3 million, $43.1 million and $13.4 million in 2005, 2004 and 2003, respectively. Additionally, the stock-based compensation expenses required by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

Our success will depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve profitability and if profitable may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of new optical network products and improvements to our DSL products. We also expect that operating expenses in the fourth quarter of 2006 will be higher in absolute dollars and as a percentage of revenues compared to the third quarter of 2006. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future.

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of ADSL in Japan and other factors specific to Japan have affected and may continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new ADSL subscribers in Japan. Revenues from Japan comprised 43% and 54% of our net revenues in the three months and nine months ended September 30, 2006. Revenues from Japan, which have been largely attributable to our ADSL products, decreased by $4.0 million to $6.9 million in the three months ended September 30, 2006 as compared to $10.9 million in the three months ended September 30, 2005. We believe there will be a substantial decrease in the number of new ADSL subscribers in Japan in the remainder of 2006 and beyond, which will negatively affect our future revenues.

Because a substantial portion of our revenues has been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby forcing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

We derive a substantial majority of our revenues from ADSL products, and our failure to diversify our sources of our revenues could harm our business and operating results.

Historically, our revenues have been derived primarily from the sale of our ADSL products. ADSL revenues accounted for 78%, 79%, 94% and 98% of our net revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. We also expect to face increasing pricing pressures in the ADSL markets outside of Japan. If we are unsuccessful in generating meaningful sales of our VDSL, VoIP and FTTP products, we may not be able to achieve or sustain profitability.

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products and if unsuccessful, we may be unable to attract new customers or to retain our existing customers as these customers may choose or transition to other companies that can meet their product development needs, which would materially and adversely affect our results of operations. For example, one such FTTP PON customer in Japan, which we had expected to account for a significant percentage of this growth, has declined to purchase our current FTTP PON product because it did not meet a previously waived requirement. Moreover, we have had to develop, at substantial cost, a next generation product which meets this requirement and includes new features required by this customer. However, even if this design is successful, we do not expect significant revenues until mid-2007 at the earliest. Furthermore, there can be no assurance that our PON product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

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

We sell our products primarily to network equipment manufacturers. NEC accounted for 25%, 26%, 42% and 49% of our net revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Sumitomo accounted for 26%, 35%, 35% and 31% of net revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 14% of our net revenues for the nine months ended September 30, 2006. No other customer accounted for 10% or more of our net revenues during the nine months ended September 30, 2006 and during the years ended December 31, 2005, 2004 and 2003. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

  the fact that many of our customers have pre-existing or concurrent relationships with our competitors that may affect the customers' decision to purchase our products;

  the success of our largest OEM customers;

  our customers' budgeting processes and strategies; and

  the continued demand for our customers' systems products.

As a result, we may not be able to maintain or increase sales to certain of our large customers for various reasons. Our concentration of business and on-going relationships with our major customers may also deter other potential customers who compete with these existing customers from buying our products. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer. Moreover, our customers are in most cases larger than us, and because our revenues are concentrated among a relatively small number of customers, they tend to have greater bargaining power to demand lower prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. Among other things, our customers are increasingly requiring us to agree to terms of sale that impose greater costs and risks on us than in the past.

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

We have also experienced more aggressive price competition from competitors in certain market segments in which we are attempting to expand our business. These circumstances may make some of our products less competitive and we may be forced to decrease our prices significantly to win a design. We may lose design opportunities or may experience overall declines in gross margins and gross profits as a result of increased price competition.

We base orders for inventory on our forecasts of our customers' demand and if our forecasts are inaccurate, our financial condition, results of operation and cash flows will suffer.

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our customers' products increased significantly, we were not always able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity. For example, we recorded write-downs of $2.6 million of excess inventory for the nine months ended September 30, 2006, $1.0 million of which was recorded in the quarter ended September 30, 2006, due to a substantial decrease in actual customer purchases from our forecast of customer purchases. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

We also have obligations to indemnify our customers under some circumstances for infringement of third-party intellectual property rights. We have also received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits and the associated costs to us could be substantial. Even if indemnification claims against us are not valid or successfully asserted, responding to them could entail significant costs, impair customer goodwill, and divert the attention of management and other key employees. Any third-party intellectual property claim against one of our customers whom we may be obligated to indemnify could result in substantial costs to us, as well as damaging our customer relationships.

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks significant monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. We have already incurred and are likely to continue to incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial liability, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. We have redesigned our products to meet customer demands, but these redesigns may result in increased manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

We depend on sole or limited source suppliers for the manufacture of our products.

As a fabless semiconductor company that neither owns nor operates a fabrication or manufacturing facility, we are heavily dependent on certain suppliers. We obtain certain parts, components and packaging used in the delivery of our products from sole or limited sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Co., Ltd and Semiconductor Manufacturing International Corporation. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole or limited source suppliers may:

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

Our business is susceptible to disruption, and our results of operations can be adversely affected, by any disruption in supply or other adverse developments in our relationships with vendors. In periods of high demand in the semiconductor market, our suppliers may have insufficient capacity to enable us to meet our customers' delivery requirements on a timely basis. In addition, we could experience similar delays due to technical and quality control problems at our suppliers' facilities. If any of these events occur, or if our suppliers' facilities suffer any damage or disruption, we may not be able to meet our customer demand on a timely basis, or at all, and may need to successfully qualify an alternative supplier in a timely manner in order to not disrupt our business. We typically require a significant period of time to qualify a new supplier or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our suppliers' existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result.

If the demand for DSL, VoIP and FTTP broadband access services does not increase, we may not be able to generate substantial sales.

Sales of our products depend on the increased use and widespread adoption of broadband access services, especially DSL, VoIP and FTTP, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our financial condition and results of operations would be adversely affected, if the use of broadband access services does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

  inconsistent quality and reliability of service;

  lack of availability of cost-effective, high-speed service;

  lack of interoperability among multiple vendors' network equipment;

  congestion in service providers' networks;

  inadequate security; and

  slow deployment of new broadband services over DSL lines.

In addition, our FTTP PON products are based on a variant of passive optical networking technology that is not utilized by all service providers currently deploying FTTP services. Accordingly, even if service providers deploy FTTP more widely in the future, demand for our products may not increase to a commensurate extent or at all.

Rapid changes in the market for broadband access chip sets may render our chip sets obsolete or unmarketable.

The market for our products is characterized by:

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

Our revenues are heavily dependent on the demand for DSL services. DSL services are competing with several different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. Competition from other broadband access technologies, such as broadband over power lines, is expected in the future. In Japan, which has historically been the principal source of our revenues, ADSL subscription rates are expected to continue to decline due to competition from other broadband access technologies. While part of our strategy is to diversify our product markets beyond DSL into such areas as FTTP and VoIP, we have experienced difficulties in penetrating those markets. If any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business, financial condition and results of operations.

Because our products are components of other equipment, if broadband equipment manufacturers do not incorporate our products in their equipment, or if the equipment incorporating our products are not successful, we may not be able to generate sales of our products in volume quantities.

Our products are not sold directly to the end-user; they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the manufacturing and deployment of the equipment to be successful. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. If equipment that incorporates our products is not accepted in the marketplace, our revenues will be materially impaired.

We are subject to order and shipment uncertainties, and any significant order cancellations or deferrals could adversely affect our business.

We typically sell products pursuant to purchase orders that customers cannot generally cancel or defer on short notice. Increasingly, customers have been requesting to cancel or postpone orders on short notice and at times, we have accommodated such requests. Any significant cancellations or deferrals in the future could materially and adversely affect our business, results of operations and financial condition. In addition, cancellations or deferrals of product orders, the return of previously sold products or the overproduction of products due to the failure of anticipated orders to materialize could cause us to hold excess or obsolete inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. Furthermore, we generally recognize revenues upon shipment of products to a customer. If a customer refuses to accept shipped products, we could incur significant charges against our revenues.

We derive a substantial amount of our revenues from international sources, and difficulties associated with international operations could harm our business.

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 72%, 74%, 86% and 87% of our net revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. Customers located in Europe accounted for 15%, 7%, 1% and 1% of our net revenues for the nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

Although our management determined, and our independent registered public accounting firm attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. The terms of any new debt or equity financing may also include restrictive covenants that impair our business flexibility. If we are unable to obtain this additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology. If the current uncertain economic conditions continue or deteriorate, there could be additional material adverse impact on our financial position, revenues, results of operations, and cash flows.

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

Future consolidation in the telecommunications and telecommunications equipment industry may increase competition that could harm our business.

The markets in which we compete are characterized by increasing consolidation both within the telecommunications equipment sector and by companies combining or acquiring data communications assets and assets for delivering voice-related services. We cannot predict how industry consolidation will affect our competitors or customers. We may not be able to compete successfully in an increasingly consolidated industry. Increased competition and consolidation in our industry may require that we reduce the prices of our products or result in a loss of market share, which could materially adversely affect our business, financial condition and results of operations. Additionally, because we are now, and may in the future be, dependent on certain strategic relationships with third parties in our industry, any additional consolidation involving these parties could reduce the demand for our products and otherwise harm our business prospects.

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

The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and many U.S. companies have encountered substantial infringement problems in these countries. There is a risk that our efforts to protect proprietary rights may not be adequate. For example, our competitors may independently develop similar technology, duplicate our products or design around our patents or our other intellectual property rights. If we fail to adequately protect our intellectual property or if the laws of a foreign jurisdiction do not effectively permit such protection, it would be easier for our competitors to sell competing products.

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

  adverse results in legal proceedings;

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant

3.2	Certificate of Correction of Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.1(2)	Form of Indemnification Agreement

10.52(3)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.

10.53(4)	Severance Agreement between the Registrant and Jitesh Vadhia dated as of July 31, 2006.

10.54	Centillium Communications, Inc. 2006 Executive Bonus Plan*

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.

(3)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.

(4)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 3, 2006.

*

Certain confidential information has been omitted from this exhibit and filed separately with the Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: November 8, 2006	J. Scott Kamsler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant.

3.2	Certificate of Correction of Certificate of Incorporation of the Registrant. PDF as a courtesy

4.2(1)	Bylaws of the Registrant.

10.1(2)	Form of Indemnification Agreement.

10.52(3)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.

10.53(4)	Severance Agreement between the Registrant and Jitesh Vadhia dated as of July 31, 2006.

10.54	Centillium Communications, Inc. 2006 Executive Bonus Plan*. PDF as a courtesy

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.
(3)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.
(4)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 3, 2006.
*

Certain confidential information has been omitted from this exhibit and filed separately with the Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.