Form 10-K
period 2006-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2007-03-16
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(510) 771-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
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
YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006, the last business day of the registrant's most recently completed second quarter, was approximately $91,335,000 based upon the closing price for shares of the registrant's common stock as reported by The NASDAQ National Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 2, 20067 approximately 41,150,062 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed before May 1, 2007.

     PDF provided as courtesy

Centillium Communications, Inc.

Form 10-K
Annual Report

Table of Contents

Centillium Communications, Atlanta, ARION, Colt, Entropia, eXtremeDSLMAX, Maximus, Mustang, Palladia, Pharos, Voice Services Platform and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

CAUTIONARY STATEMENT

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, the need for additional capital, our target markets, our ability to design, develop and supply competitive products, customer acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part I, Item 1A, of this report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Centillium was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. Our principal executive offices are located at 215 Fourier Avenue, Fremont, CA 94539, and our telephone number at that location is (510) 771-3700. Our Internet address is www.centillium.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our common stock trades on the Nasdaq Global Market under the symbol "CTLM."

INDUSTRY ENVIRONMENT

Over the past two decades, communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over networks of media, such as copper wires, fiber optic strands and wireless transmission over radio frequencies. This evolution has been driven by substantial increases in the number of users and new bandwidth-intensive computing and communications applications, such as web-based commerce, streaming audio and video, Internet Protocol television, or IPTV, and online gaming. In addition, information is increasingly available via wired and wireless networks through a variety of access devices, including personal computers and handheld computing devices such as personal digital assistants, portable digital audio players, digital cameras and cellular phones. These applications and devices are continuing to require higher and more cost-efficient data transfer rates throughout the network communications infrastructures that serve them.

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

TARGET MARKETS AND CENTILLIUM PRODUCTS

Centillium designs, develops and supplies a portfolio of SoC products for broadband access infrastructure and a number of the key applications enabling broadband services. Currently, our target markets include DSL semiconductor products for use in the service provider's central office and for use in a DSL subscriber's home or business, VoIP products for use in carrier-class and enterprise-class voice gateways and switches and for use in the consumer telephony market, and optical access products initially targeting the emerging FTTP market. The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets.

Digital Subscriber Line (DSL)

Digital subscriber line technologies, commonly known as DSL, represent a family of broadband technologies that use a greater range of frequencies over existing copper telephone lines than traditional telephone services which in turn allows greater bandwidth to send and receive information. DSL speeds range from 128 Kbps up to 100 Mbps depending on the distance between the central office and the subscriber. These data rates enable DSL service providers to offer a wide range of bundled broadband services.

Our DSL products are based on asymmetrical DSL, or ADSL, and Very high bit rate DSL, or VDSL. Each of our DSL products generally consists of two semiconductor devices - a mixed-signal device and a digital device. The mixed-signal chip translates signals between analog and digital formats, and our digital chip incorporates our proprietary software programmable digital signal processor.

DSL Central Office (CO) Infrastructure Products

Centillium's industry leading central office (CO) family of DSL products includes a full range of high density, high data rate, standards-compliant chipsets, software, and reference designs for addressing unique requirements of different regions of the world. Service providers worldwide use Centillium products to deliver high speed data and premium voice, data and video (or "triple play") services to customers over longer copper loops, generating greater revenues and return on investment.

Our Maximus™ family of chipsets consists of Maximus I, Maximus II and Maximus III, all of which are based on our eXtremeDSLMAX technology. These products offer high integration, high-performance, and highly optimized 12-port, multi-mode ADSL2/2+/2++ solutions for low-power, high-density, ATU-C line card applications. They support data rates up to 50 Mbps downstream and 5.5 Mbps upstream and extend the reach of ADSL service up to 24,000 feet.

Our Pharos™ family of chipsets consists of Pharos and Pharos III and also leverages our eXtremeDSLMAX technology. Similar to our Maximus family, the Pharos chipsets support next generation ADSL for the emerging

IPTV triple play markets. Maximus III and Pharos III are among the industry's first chipsets to support dual latency and enhanced impulse noise protection (INP), providing the end-user with a more reliable video and multimedia experience.

ARION™ CO is our eXtremeVDSL2™ system-on-a-chip family. This product is an end-to-end VDSL2 solution that offers 100 Mbps symmetric data rates and a reach that is over 60 percent longer than the industry standard. The innovative features of the ARION family bring unprecedented voice and video quality for multi-channel video, HDTV, video-on-demand and interactive gaming applications, significantly enhancing the users' quality of experience. Combined with density, cost and power advantages, the ARION chipset enables rapid deployment of triple play services over DSL.

DSL Customer Premises Equipment (CPE) Products

Centillium's customer premise equipment (CPE) chipset portfolio offers a range of solutions addressing a plethora of applications. Our chipsets, full suite of application software, and reference designs offer equipment manufacturers quick time-to-market, turnkey solutions.

Our PalladiaTM family of products is used in various types of customer premises equipment that process data signals between a regular telephone line and a computer. It enables end-users to simultaneously connect to the Internet at very high data rates while talking on the telephone or sending a fax. Our Palladia products, as with our Maximus products, are based on our eXtremeDSLMAX technology. Our high performance DSL CPE chipsets enable CPE equipment manufacturers to produce devices with high data throughput. In addition, the integration of various features, small form factor and low power consumption of our Palladia chipsets result in lower production and ownership costs.

ARION™ CPE chipset offers the next generation of eXtremeVDSL2™ technology for the exploding triple play, video, and IPTV markets. The ARION chipset supports multiple latency paths for voice and video traffic. The low latency path can be assigned to delay sensitive voice data while the interleaved path can be assigned to video data with a high level of impulse noise protection. These assignments can be programmed depending on customer requirements. The ARION chipset has a built-in quality of service, or QoS, routing mechanism for VoIP and IPTV traffic.

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

VoIP Products

Centillium leverages its expertise in mixed-signal system-on-chip technology and software applications to deliver VoIP products for carrier-class and enterprise-class gateways and consumer telephony. Comprising VoIP processors for next-generation voice, media and wireless gateways along with carrier-grade VoIP products for the rapidly growing CPE market, our EntropiaTM and AtlantaTM product families provide system designers with broad flexibility while delivering a strong combination of performance and features.

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

Our Voice Services PlatformTM (VSP) is a combination of silicon and software building blocks that can be used for the development of consumer VoIP telephony applications. Our VSP provides original equipment manufacturers with toll-quality voice, fax and routing functionality, including advanced calling features such as global phone number portability, virtual phone numbers, conferencing, superior echo cancellation and a host of other new features not available with traditional phone service.

Our Atlanta product family is a voice processing SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office, or SOHO, network. The Atlanta A70™ product is the family's entry level SoC while the A80™ SoC adds in the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the SOHO market with four voice channels and the high-performing routing engine available at 100 Mbit/second. At the top of the Atlanta family, the A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice.

Optical - Fiber-To-The-Premises (FTTP)

Optical technology enables the transmission of data, voice and video as light waves along fiber, and allows significantly higher speeds and greater bandwidths than conventional copper wire. Digital information - consisting of digitized video, voice telephony, interactive gaming, business files, spreadsheets and www information - is prepared for delivery to a home or business. Distribution of this high bandwidth content is accomplished over a strand of optical fiber, either directly from one location to another (Point-to-Point) or via optical splitters (Point-to-Multipoint) in a PON network.

FTTP technologies, as with DSL, provide high speed network access for both residential and business end users. FTTP offers speeds of service up to 1 Gigabit per seconds, or Gbps, without the limitations of distance or the symmetry/asymmetry profiles typical in DSL. In addition, FTTP also has the potential to virtually eliminate the cost of an entire class of equipment in the provider's network: the outside plant electronics. This optical broadband infrastructure enables FTTP service providers to offer a wider range of next generation bundled services to potentially enhance their revenue streams.

Our FTTP products are based on a type of optical technology known as Passive Optical Networking (PON) and focus on Ethernet-based PON (EPON) products. Each of our FTTP products consists of one or two semiconductor devices either working independently or jointly - a mixed-signal device known as a protocol chipset and an analog device known as a transceiver. The mixed-signal chip translates signals between analog and digital formats, and our analog chip incorporates innovative technologies to bring photonic signals into the protocol device.

FTTP Physical Layer Products

Centillium's physical layer solutions consist of the Apollo 2 and Zeus 2 family of chipsets that support multiple applications from a single, efficient footprint. Centillium has integrated a broad range of functionality into a small, standards-compliant package, without the need for a separate microcontroller.

The Apollo 2 transceiver chip enables control of point-to-point data traffic over fiber, and targets various areas of the continuous data mode environment for data rates, from 100 Mbps through the higher data rate architectures known as OC3, OC12, Gigabit Ethernet, and OC48. Apollo 2 addresses systems vendors' and service providers'

requirement to easily offer a multitude of applications on a wide spectrum of data-delivery modes for deployment on a global basis.

Zeus 2 transceiver chip enables control of bi-directional burst-mode traffic over fiber with versions for both CO and CPE supporting GPON and EPON architectures complying with the relevant IEEE and International Telecommunications Union (ITU-T) specifications. Zeus 2 offers a range of integrated capabilities enabling our customers to develop new transceiver designs for coming standards such as gigabit passive optical networking, or GPON, and at the same time, allows them to save costs in their current architecture designs.

FTTP Protocol Layer Products

Protocol processors interface with the data streams to and from a transceiver, managing the bi-directional flow of information for delivery to an end user. End users may then use these streams of data to access the Internet over high speed circuits, connect voice devices (VoIP or traditional analog telephones), receive video broadcasts, and access video-on-demand (VoD) services.

Centillium's protocol layer solutions include a mixed-signal EPON protocol engine and bridge for CO-based optical line termination, the Colt™ family, as well as an EPON protocol engine and bridge for CPE-based optical network units, the Mustang™ family. Centillium optical solutions are compliant with the latest industry standards, including IEEE 802.3ah.

Our Colt 100 SoC supports the complex set of capabilities required by service providers deploying Central Office equipment (CO) in Ethernet Passive Optical Networks. This product is a highly integrated, cost effective, mixed-signal EPON protocol processing solution that is fully compliant with IEEE 802.3ah.

Our Mustang product family consists of Mustang 200 and Mustang 300. This highly-integrated, low power and turnkey FTTH solution is ideal for service providers deploying EPON in customer premise equipment (CPE) to deliver premium triple play services such as bandwidth-intensive IPTV.

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed-signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products allowing OEM's to :

   Reduce time to market through flexibility due to programmability;

   Improve performance due to higher data throughput;

   Reduce power consumption; and

   Improve board density due to reduced bill of materials and smaller package size.

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

Signal processing algorithms. We have developed substantial expertise in communications algorithms. Communications algorithms are the processes and techniques used to transform a digital data stream into a specially conditioned analog signal suitable for transmission across copper telephone wires. We possess a thorough understanding of, and practical experience in, the process of transmitting and receiving a digital data stream in analog form. We also have significant experience developing algorithms to enable voice compression, echo cancellation and telephony signal processing. This expertise allows us to design highly efficient algorithms that in turn enable us to create products with high performance, re-programmability and low power consumption.

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

System software. We have expertise in developing software that addresses the needs of network equipment manufacturers and service providers. Our knowledge of network operation and architectures allows us to write software that ensures that our products are interoperable with communications equipment vendors' products. In addition, our understanding of various operating systems and personal computer environments allows us to create software embedded on the chip that provides for simple installation and operation.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

We sell our products to leading manufacturers of broadband communications equipment in our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in different markets.

A small number of customers have historically accounted for a substantial portion of our revenue. In 2006, 2005 and 2004, NEC Corporation (NEC) accounted for 23%, 26% and 42% and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 26%, 35% and 35% of net revenues, respectively. Lucent Technologies accounted for 12% and 13% of net revenues in 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 16% of our net revenues for the year ended December 31, 2006. No other customer accounted for 10% or more of net revenues in any year during this three-year period. Furthermore, our revenues since inception have been concentrated in Japan.

The following is a summary of net revenues by major geographic area as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004
Japan	52%	64%	78%
Other Asia-Pacific	18	10	8
Italy	16	7	*
United States	13	19	13
Other Europe	1	*	1
Total	100%	100%	100%
_______________
* Less than 10%

The loss of a key customer could materially and adversely affect our business, financial condition and results of operations. We expect that our key customers will continue to account for a substantial portion of our net revenues in 2007 and in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice and we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

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

BACKLOG

In many cases we manufacture our products in advance of receiving firm product orders from our customers, based upon our forecasts of worldwide customer demand. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Because customers can cancel or change orders prior to shipment, we believe that backlog is not a reliable indicator of future revenue levels.

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2006, we employed 191 engineers in research and development. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Our principal design centers are located in Fremont, California, India and France.

Research and development expense in 2006, 2005 and 2004 was approximately $27.8 million, $29.6 million and $53.7 million, respectively. We improved our cost structure through a reduction in force in the United States in the fourth quarter of 2004 and additional decreases in headcount in 2005.

OPERATIONS AND MANUFACTURING

We outsource the fabrication, assembly and testing of our semiconductor devices. This "fabless" model allows us to focus our resources on the design, development and marketing of our products. We manage the production of our devices through our operations and manufacturing group, which consists of technology engineering, test engineering, logistics, quality assurance and reliability.

Wafer Fabrication

We do not own or operate a wafer fabrication facility. Most of our silicon wafers are produced by Taiwan Semiconductor Manufacturing Company, Semiconductor Manufacturing International Corporation and IBM. We refer to these manufacturers as foundries. The inability of any one of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to assure production capacity, while maintaining the option of qualifying new foundries to provide additional production capacity if needed. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, in the event of any other disruption of foundry capacity, or if there is insufficient foundry capacity to meet our demand, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Assembly and Test

Completed silicon wafers are probed and the individual die are assembled, packaged and tested by one of our subcontractors: Amkor Technology, Inc., STATS ChipPAC Ltd., and United Test and Assembly Center Limited. While we have not experienced any material disruption in supply from assembly and testing subcontractors to date, we could experience assembly and testing problems in the future. The availability of assembly and testing services from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its facilities, in the event of any other disruption of assembly and testing capacity, or if there is insufficient capacity to meet our demand.

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

We prequalify our foundry and assembly and testing subcontractors. This prequalification process consists of a series of industry standard environmental product stress tests, as well as an audit and analysis of the subcontractor's quality system and manufacturing capability. We also participate in quality and reliability monitoring through each stage of the production cycle by reviewing electrical and parametric data from our wafer foundry and assembly and testing subcontractors. We monitor wafer foundry production for overall quality, reliability and yield levels.

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

We compete with a number of domestic and international suppliers of semiconductors. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. As a result, our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Some of the original equipment manufacturers to which we market our products also develop and sell their own semiconductor solutions, which may discourage them from integrating our products into their systems. In addition, our competitors may in the future develop technologies that more effectively address our markets at a lower cost. We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and results of operations.

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

EMPLOYEES

As of December 31, 2006, we had a total of 260 employees, of whom 191 were engineers. None of our employees are represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense and there is no assurance that we will continue to be successful in the future.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Business

We have a history of losses and may experience losses in the future.

We have not reported an operating profit for any year since our inception and experienced net losses of $10.7 million, $11.3 million and $43.1 million in 2006, 2005 and 2004, respectively. Additionally, stock-based compensation expense required to be recorded in our financial statements by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

Our success will depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve profitability and, if we ever become profitable, may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of optical networking and VoIP products, which has not resulted in significant revenues, as well as our focus on major enhancements and improvements to our DSL products. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of ADSL in Japan and other factors specific to Japan have negatively affected and will probably continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new ADSL subscribers in Japan, but that market has been declining significantly in recent periods. Revenues from Japan comprised 52%, 64% and 78% of our net revenues for 2006, 2005 and 2004, respectively. Revenues from Japan in 2006 as compared to 2005, which have been largely attributable to our ADSL products, decreased by $15.6 million, or 32%. We believe there will be a substantial decrease in the number of new ADSL subscribers in Japan in 2007 and beyond, which will negatively affect our future revenues.

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

Historically, our revenues have been derived primarily from the sale of our ADSL products. ADSL revenues accounted for 77%, 79% and 94% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. We also expect to face increasing pricing pressures in the ADSL markets outside of Japan. If we are unsuccessful in generating meaningful sales of our ADSL products outside of Japan and our VDSL2, VoIP and FTTP products, we may not be able to achieve or sustain profitability.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and have these products selected by leading equipment manufacturers for design into their own new products. This is particularly important due to our expectation that demand for our principal ADSL products will continue to decline in Japan, which has historically been our largest market. The development of new silicon products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products, as well as unanticipated failures of equipment manufacturers to select our products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products, which could give rise to substantial costs and disruption of our existing operations and sales efforts. If we are unsuccessful in introducing or acquiring new products, we may be unable to attract new customers or to retain our existing customers, which would materially and adversely affect our results of operations. For example, one such FTTP PON customer in Japan, which we had expected to account for a significant percentage of this growth, has declined to purchase our current FTTP PON product because it did not meet a previously waived requirement. Moreover, we had to develop, at substantial cost, a next generation PON product that includes new features required by this customer. Since our FTTP PON products are primarily targeted at the Japanese market, if we are not successful with this customer, it could lead us to decide to scale down or exit our optical product line. This could have a materially adverse effect on our results of operations for 2007 and would impair our growth prospects. Even if we are successful in convincing this Japanese customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the third quarter 2007 at the earliest. There can be no assurance that our PON products will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our products.

Because manufacturers of communications equipment may be reluctant to change their sources of components, if we do not achieve design wins with such manufacturers, we may be unable to secure sales from them in the future.

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

We sell our products primarily to network equipment manufacturers. NEC accounted for 23%, 26% and 42% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Sumitomo accounted for 26%, 35% and 35% of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the years ended December 31, 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 16% of our net revenues for the year ended December 31, 2006. No other customer accounted for 10% or more of our net revenues during the years ended December 31, 2006, 2005 and 2004. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

   the fact that many of our customers have pre-existing or concurrent relationships with our competitors that may affect the customers' decision to purchase our products;

   the success of our largest OEM customers;

   competition for end customers' business from certain of our OEM customers, who develop their own semiconductor solutions;

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

Our operating results have fluctuated from quarter to quarter based on a number of factors, many of which are outside of our control including: the size, timing and shipment of orders, especially large orders from our largest customers; increasing operating expenses, difficulty forecasting customers' order levels, because they are susceptible to changes in customers' strategies, budgets and success in selling their own systems; excess inventory resulting from the need to make purchasing decisions in advance of customer purchase orders and from any deferred or canceled orders; ongoing pricing pressure; and limitations on our ability to further reduce fixed expenses to correspond to declines in revenues.

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

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our customers' products increased significantly, we were not always able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity. For example, we recorded write-downs of $2.6 million of excess inventory in 2006, due to a substantial decrease in customer forecasted customer purchases. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K (Centillium Japan) in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co., Ltd. The complaint seeks significant monetary damages against Centillium and Centillium Japan. The suit is in process and we do not believe it is possible to predict or determine the outcome or resolution of this litigation with any certainty at this point. We have already incurred and are likely to continue to incur substantial expenses in our defense against these claims. In the event of a determination adverse to us, we may incur substantial liability, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

In addition, our FTTP PON products are based on a variant of passive optical networking technology that is utilized by a few service providers in Japan and Asia. Accordingly, even if service providers deploy FTTP more widely in the future, demand for our products may not increase to a commensurate extent or at all.

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

Our revenues are heavily dependent on the demand for DSL services. DSL services are competing with several different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. Competition from other broadband access technologies, such as broadband over power lines, is expected in the future. In Japan, which has historically been the principal source of our revenues, ADSL subscription rates are expected to continue to decline due to competition from other broadband access technologies. While part of our strategy is to diversify our product markets beyond DSL into FTTP and VoIP, we have experienced difficulties in penetrating those markets. If any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business, financial condition and results of operations.

Because our products are components of other equipment, if broadband equipment manufacturers do not incorporate our products in their equipment, or if the equipment incorporating our products are not successful, we may not be able to generate sales of our products in volume quantities.

Our products are not sold directly to the end-user; they are components of other products. As a result, we rely upon equipment manufacturers to design our products into their equipment. We further rely on the successful manufacturing and deployment of the equipment, which we cannot control. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason. If equipment that incorporates our products is not accepted in the marketplace, our revenues will be materially impaired.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 70%, 74% and 86% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Customers located in Europe accounted for 17%, 7% and 1% of our net revenues for years ended December 31, 2006, 2005 and 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

   exposure to different legal standards, particularly with respect to intellectual property;

   natural disasters and public health emergencies;

   nationalization of business and blocking of cash flows;

   trade and travel restrictions;

   the imposition of governmental controls and restrictions;

   burdens of complying with a variety of foreign laws, such as environmental directive and regulations governing the content of semiconductor products;

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

Because sales of our products are denominated exclusively in United States dollars, increases in the value of the United States dollar relative to a particular foreign currency could make our products more expensive to customers in that country, leading to a reduction in sales and profitability.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

We are spending an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the

Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Centillium have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management determined, and our independent registered public accounting firm attested, that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We do not expect to generate cash from operations for the foreseeable future, and our cash, cash equivalents and short-term investments balance declined from $62.4 million as of September 30, 2006 to $55.4 million as of December 31, 2006. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. The terms of any new debt or equity financing may also include restrictive covenants that impair our business flexibility. If we are unable to obtain this additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in its early stages, and we do not believe that it is feasible to predict or determine the outcome or a reasonable range of loss at this point. An unfavorable ruling could have a material adverse impact on our financial position, results of operations and cash flows.

We are involved in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these other matters, although management is unable to predict the outcome of these other matters. In addition, we are responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should we not be able to secure the terms we expect, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on The NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock on The NASDAQ Global Market:

	High	Low
2006 Quarters Ended:
First Quarter	$ 3.99	$ 2.83
Second Quarter	$ 5.13	$ 2.64
Third Quarter	$ 3.01	$ 1.82
Fourth Quarter	$ 2.30	$ 1.90
2005 Quarters Ended:
First Quarter	$ 2.82	$ 1.83
Second Quarter	$ 2.57	$ 1.90
Third Quarter	$ 4.20	$ 2.14
Fourth Quarter	$ 4.70	$ 2.94

On March 2, 2007, there were approximately 114 record holders of Centillium's Common Stock, and the last reported sale price of our common stock was $1.90. There were approximately 4,335 beneficial stockholders as of March 2, 2007.

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

	Years Ended December 31,
	2006	2005 (1)	2004	2003	2002 (2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$64,563	$76,127	$71,151	$124,976	$104,972
Gross profit	$35,172	$40,972	$33,472	$53,823	$45,472
Operating loss	$(13,389)	$(12,810)	$(43,977)	$(14,298)	$(35,630)
Net loss	$(10,749)	$(11,285)	$(43,062)	$(13,359)	$(33,301)
Basic and diluted net loss per share	$(0.27)	$(0.29)	$(1.13)	$(0.37)	$(0.96)
Shares used to compute basic and diluted
net loss per share	40,574	39,312	38,210	36,433	34,641

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
investments	$55,399	$61,340	$62,191	$89,626	$102,002
Working capital	$38,746	$44,539	$49,115	$88,284	$83,795
Total assets	$72,898	$78,347	$81,945	$125,624	$122,439
Capital lease obligation, less current portion	$-	$-	$-	$-	$525
Total stockholders'equity	$40,798	$46,612	$55,332	$96,037	$93,823

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; the impact of new accounting rules related to the expensing of stock options on our future reported results; the impact of the maturation of the ADSL market and other anticipated market and customer trends and developments; our ability to grow and diversify our DSL business; our ability to penetrate the VDSL2, VoIP and FTTP markets; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We have not reported an operating profit for any year since inception and have experienced net losses of approximately $10.7 million, $11.3 million and $43.1 million for 2006, 2005 and 2004, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

In 2006 our net revenues were $64.6 million, compared with $76.1 million in 2005, a decrease of 15%. We experienced a significant revenue decline in the Japan ADSL market in 2006. Our net loss in 2006 was $10.7 million, compared with $11.3 million in 2005. However, due to the expected continued decline in Japan ADSL revenues, we expect our 2007 net loss to significantly increase as the cycle time between our new product introductions and revenue from those new products will not occur until at least mid-2007.

Since inception, our net revenues have been derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2006, 2005 and 2004 and this trend has continued to have a severe adverse impact on our financial performance. Our Japan ADSL revenues declined 35%, 17% and 45% in 2006, 2005 and 2004, respectively. We expect that the new subscriber rate in Japan in 2007 will be lower than the rate experienced in 2006. We expect that our ADSL business will grow outside Japan in 2007, which is anticipated to partially offset the dramatic decline in Japan.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by penetrating the VDSL, VoIP and FTTP markets.

We have recently introduced our next generation DSL products, which are very-high-data-rate DSL, or VDSL2, products. We anticipate that they will begin to contribute to revenues starting in the second half of 2007. Based on feedback from our customers in Japan, Asia, North America and Europe, we are believe that our Arion™ products, with our eXtremeVDSL2™ technology, have high-performance in power consumption, data rates, reach and interoperability. Our VDSL2 products are in laboratory evaluations at several customers. However, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Our VoIP revenues vary significantly from quarter to quarter. We expect our net revenues from VoIP in the first quarter of 2007 to increase as the demand from one of our largest VoIP customers has strengthened. Our expansion with the PalladiaTM 400 product family, which delivers the industry's first integrated VoIP solution for the ADSL market is recently in production.

Our FTTP revenues were $4.0 million, $3.8 million and $877,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Growth, if any, in our FTTP revenues in 2007 and beyond is dependent on qualification of our next-generation FTTP product and the purchase of significant quantities of these products by our customers. For instance, one such customer in Japan, which we had previously expected to account for a significant percentage of this growth, declined to purchase product because product did not meet a previously waived requirement. We developed our next-generation FTTP product to meet the new and comprehensive feature requirements demanded by a major service provider in Japan. Our new FTTP product, the Mustang 300 chipset, is currently in the qualification process at a large service provider in Japan. We currently anticipate this major Japanese telecommunications service provider will complete its evaluation of our initial next-generation product by mid- 2007. Since our FTTP PON products are primarily targeted at the Japanese market, if we are not successful with this customer, it could lead us to decide to scale down or exit our optical product line. This could have a materially adverse effect on our results of operations for 2007 and would impair our growth prospects. Even if we are successful in convincing this Japanese customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the third quarter of 2007 at the earliest. Moreover, there can be no assurance that our product will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

From 2004 to 2005, we reduced our operating expenses, primarily in research and development by conducting more of our research and development in India, where costs are substantially lower than in the United States. However, these costs are beginning to rise significantly due to the growth in India's economy. Moreover, our ability to attract and retain the necessary qualified engineers is becoming more difficult due to increased competition for these engineers.

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

We have continued to experience high employee turnover within our marketing and engineering groups that could have a negative affect on us and our ability to achieve our plans. Moreover, it will take time and substantial resources to replace these employees and there is no assurance that we will be able to attract sufficient numbers of appropriately qualified employees.

We have traditionally sold our products on the basis of our standard terms and conditions. We are increasingly being required to enter into purchase agreements with key customers and potential customers as a condition to doing business with them. These agreements shift significantly more risk and cost on to us. Doing business under terms of this nature could increase our costs, cause us to bear greater inventory risk and increase our liabilities, which could materially affect our business, results of operations and financial condition.

Our planned actions for 2007 are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber growth, the successful deployment of our VDSL2 products, the successful qualification and deployment of our FTTP products in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus, including a possible transition out of one or more of our product lines, and restructuring our business to realign our resources and reduce our expenses.

Moreover, as our quarterly net revenues for the first quarter of 2007 are expected to be only slightly higher compared to revenues for the fourth quarter of 2006, we anticipate that both our losses and cash used in operations will continue. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth above, under item 1A "Risk Factors," of this report.

Our operating results for 2006 and beyond have been and will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of December 31, 2006, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R) using the assumptions we had in effect as of that date, was approximately $2.3 million, net of estimated forfeitures of $420,000. That total cost is expected to be recognized over an estimated weighted average period of 1.2 years. We believe that the annual grant of restricted stock units to our employees in the fourth quarter of 2006 and the 2006 annual combination grant of restricted stock and options to our officers will better facilitate our efforts to retain and motivate our employees and officers compared to the use of only stock options.

Net Revenues: In 2006, 2005 and 2004, ADSL revenues accounted for 77%, 79% and 94% of our net revenues, respectively. In 2006, 2005 and 2004, NEC accounted for 23%, 26% and 42% and Sumitomo accounted for 26%, 35% and 35% of net revenues, respectively. Lucent Technologies accounted for 12% and 13% of net revenues in 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 16% of our net revenues in 2006. No other customer accounted for 10% or more of our net revenues during the years ended December 31, 2006, 2005 and 2004.

While our sales have historically been denominated in U.S. dollars, major fluctuations in foreign currency exchange rates could materially impact our customers' demand for our products as most of our major customers are foreign entities.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP and FTTP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders will vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This volatility may become more pronounced as we continue to attempt to increase the proportion of total sales generated by our newer VoIP and FTTP products.

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

Research and Development Expenses: Research and development (R&D) expenses consist primarily of employee compensation including stock compensation expense and related personnel expenses, fees paid to consultants, non- recurring engineering, prototype costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

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

Stock-based Compensation: We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, we followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation. We elected the modified prospective transition method for adopting SFAS 123(R). See Note 6 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information regarding Centillium's treatment of share-based compensation, including information regarding the accounting treatment for share-based compensation prior to Centillium's adoption of SFAS 123(R).

Provision for Income Taxes: The provision for income tax expense was $221,000 in 2006, $149,000 in 2005 and $155,000 in 2004. The provisions for income taxes relate primarily to current taxes payable for income generated by our subsidiaries located in foreign jurisdictions.

As of December 31, 2006, we had $139.9 million and $38.6 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. We also had research and development tax credit carryforwards for U.S. federal and state purposes of approximately $4.7 million and $5.8 million, respectively, as of that date. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses and tax credits of $20.8 million expired in 2005 and the remaining balances will expire at various dates beginning in 2012, if not utilized.

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

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. SFAS 123(R) is a new and very complex accounting standard. Applying this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements.

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

Litigation and Contingencies: From time to time, we receive various inquiries or claims or are involved in litigation in connection with patent and other intellectual property rights as well as breach of contract and other claims. When the liability is probable and estimable, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Depending on developments in these matters, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.

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

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004
Net revenues	100%	100%	100%
Cost of revenues	46	46	53
Gross profit	54	54	47
Operating expenses:
Research and development	43	39	76
Selling, general and administrative	32	32	33
Total operating expenses	75	71	109
Operating loss	(21)	(17)	(62)
Interest income and other, net	4	2	1
Loss before provision for income taxes	(17)	(15)	(61)
Provision for income taxes	*	*	*
Net loss	(17)%	(15)%	(61)%

__________

* Less than 1%

Years ended December 31, 2006 and 2005

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$64,563	100%	$76,127	100%	$(11,564)	(15)%
Cost of revenues	29,391	46%	35,155	46%	(5,764)	(16)%
Gross Profit	$35,172	54%	$40,972	54%	$(5,800)	(14)%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following table presents net revenues for each of our major product lines (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$49,753	77%	$60,313	79%	$(10,560)	(18)%
VoIP	10,807	17%	12,034	16%	(1,227)	(10)%
FTTP	4,003	6%	3,780	5%	223	6%
Net revenues	$64,563	100%	$76,127	100%	$(11,564)	(15)%

Net revenues in 2006 were $64.6 million, compared with $76.1 million in 2005, a decrease of $11.5 million, or 15%. Revenues from our DSL products accounted for $49.8 million, or 77%, of net revenues in 2006, as compared to $60.3 million, or 79%, of net revenues in 2005. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan as compared to 2005, and to a lesser extent, by a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Total revenues from Japan comprised 52% and 64% of our net revenues in 2006 and 2005, respectively. Japan's DSL market has been an important part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing decreasing number of new ADSL subscribers in Japan will likely continue to impact our future revenues. DSL revenues from Japan decreased by $16.0 million, or 35%, to $29.2 million in 2006 as compared to $45.2 million in 2005.

Revenues from VoIP products accounted for $10.8 million of revenues in 2006 as compared to $12.0 million in 2005, or 17% and 16% of net revenues, respectively. The decline in VoIP revenues was primarily due to a substantial decrease in our VoIP CPE shipments partially offset by an increase of VoIP CO shipments. Our VoIP revenues vary significantly from quarter to quarter as they are currently derived from only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will increase in the first quarter of 2007, compared to the fourth quarter of 2006, as demand from one of our largest VoIP customers has strengthened and several new customers are ordering our VoIP products.

Revenues from our FTTP products accounted for $4.0 million of revenues in 2006 as compared to $3.8 million in 2005, or 6% and 5% of net revenues, respectively. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, successful qualification of our FTTP products and the purchase of significant quantities of these products by our customers. We currently have our new FTTP product in the qualification process at a large service provider in Japan. However, future revenue from this service provider is dependent on successful completion of this qualification process and we expect the results by mid-2007 at the earliest.

The following customers, the first two of which are located in Japan, accounted for more than 10% of net revenues for 2006 and 2005:

	Years Ended December 31,
	2006	2005
NEC	23%	26%
Sumitomo	26%	35%
Marconi Corporation Plc **	16%	*
Lucent	12%	13%
_______________
* Less than 10%
** Acquired by Ericsson in January 2006

Gross Profit: Gross profit represents net revenues less the cost of revenues. Gross profit decreased by $5.8 million, to $35.2 million in 2006 from $41.0 million in 2005. The decrease in gross profit was primarily attributable to lower DSL and VoIP revenues and write-downs of excess inventory of $2.6 million partially offset by lower wafer, assembly and test costs, as well as improved yields. The gross margin remained steady at 54% in 2006 compared to 2005, respectively. The gross margin in 2006 was negatively impacted by 4% due to the write-downs of excess inventory. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuations in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and further write-downs of excess or obsolete inventory, among other factors.

Research and Development Expenses: Research and development expenses decreased by 6% to $27.8 million in 2006 from $29.6 million in 2005. The $1.8 million decrease resulted primarily from $1.4 million decrease in depreciation expense, $1.1 million in lower employee compensation and related expenses, $0.9 million decrease in consultants, $0.5 million in lower facility related expenses and $0.2 million in higher subsidy from the French government, partially offset by increases of $1.1 million in engineering evaluation board and pre-production expenses and $1.2 million in higher stock-based compensation expense due to the adoption of SFAS 123(R). The decreased expenses in employee compensation and related expenses were primarily attributable to significantly lower headcount in the United States. However, we expect research and development expenses in 2007 to be higher than in 2006 as we anticipate a higher level of program development.

We remain committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate. We hold 35 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2006 decreased by 14% to $20.8 million from $24.2 million in 2005. The $3.4 million decrease was primarily due to the $2.2 million charges for surplus space that we incurred in 2005, $3.2 million in lower employee compensation and related expenses primarily due to significantly lower headcount in the United States, reductions of $0.5 million in commissions, and $0.6 million in lower administration expense, partially offset by $2.0 million higher stock-based compensation expense due to the adoption of SFAS 123(R) and $1.1 million in increased legal expenses. We expect that selling, general and administrative expenses in 2007 will stay approximately flat in absolute dollars if we are able to maintain our legal expenses at the same level as 2006 despite our ongoing litigation, which we anticipate will continue into 2007 and possibly beyond. However, there can be no assurance that our selling, general and administrative expenses will not increase in the future due to additional litigation or other factors.

Stock-based Compensation Expense: We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. We recognized the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, we followed Accounting Principles Board ("APB") Opinion 25, "Accounting for compensation. We elected the

Stock Issued to Employees," and related interpretations in accounting for its stock modified prospective transition method for adopting SFAS 123(R). See Note 6 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information regarding our treatment of share-based compensation, including information regarding treatment prior to our adoption of SFAS 123(R).

Deferred compensation represents the difference between the grant price and the fair market value for financial statement reporting purposes of our common stock option and restricted stock grants. As required by APB 25, we have recorded an adjustment to stock-based compensation expense related to employees who forfeited options for which compensation expense had been recognized using the graded vesting method, but which are unvested on the date their employment terminated. Amortization of deferred compensation using the straight-line vesting method was $24,000, in 2006 compared to $36,000 and $289,000 in 2005 and 2004, respectively.

Interest Income and Other, Net: Interest income and other, net was $2.9 million in 2006 compared to $1.7 million in 2005. The increase was due to the impact of higher interest rates in 2006 and an increase in funds available for investment in 2006.

Provision for Income Taxes: The provision for income tax expense was $221,000 in 2006 and $149,000 in 2005. The provision for income taxes relates to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

As of December 31, 2006, we had $139.9 million and $38.6 million of net operating loss carryforwards for federal and state purposes, respectively. We also had research and development tax credit carryforwards for federal and state purposes of approximately $4.7 million and $5.8 million, respectively, as of that date. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses and tax credits of $20.8 million expired in 2005 and the remaining balances will expire at various dates beginning in 2012, if not utilized.

Years ended December 31, 2005 and 2004

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$76,127	100%	$71,151	100%	$4,976	7%
Cost of revenues	35,155	46%	37,679	53%	(2,524)	(7)%
Gross Profit	$40,972	54%	$33,472	47%	$7,500	22%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following table presents net revenues for each of our major product lines (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$60,313	79%	$66,757	94%	$(6,444)	(10)%
VoIP	12,034	16%	3,507	5%	8,527	243%
FTTP	3,780	5%	887	1%	2,893	326%
Net revenues	$76,127	100%	$71,151	100%	$4,976	7%

Net revenues in 2005 were $76.1 million, compared with $71.2 million in 2004, an increase of $4.9 million, or 7%. Revenues from our DSL products accounted for $60.3 million, or 79%, of net revenues in 2005, as compared to $66.8 million, or 94%, of net revenues in 2004. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan as compared to 2004, and to a lesser extent, by a decrease in the average selling price of our DSL products. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Total revenues from Japan comprised 64% and 78% of our net revenues in 2005 and 2004, respectively. Japan's DSL market has been an important part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for Centillium's DSL products. DSL revenues from Japan decreased by $9.3 million to $45.2 million in 2005 as compared to $54.6 million in 2004.

Revenues from VoIP products accounted for $12.0 million of revenues in 2005 as compared to $3.5 million in 2004, or 16% and 5% of net revenues, respectively. Revenues from our FTTP products accounted for $3.8 million of revenues in 2005 as compared to $887,000 in 2004, or 5% and 1% of net revenues, respectively.

The following customers, the first two of which are located in Japan, accounted for more than 10% of net revenues in 2005 and 2004:

	Years Ended December 31,
	2005	2004
NEC	26%	42%
Sumitomo	35%	35%
Lucent	13%	*
_______________
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

Liquidity and Capital Resources

Our future capital requirements depend on many factors that affect our research and development, and sales and marketing activities. As our quarterly net revenues for the fourth quarter of 2006 and the first quarter of 2007 were and are expected to be substantially lower than revenues for the prior quarters of 2006, we anticipate that our cash used in operations will increase significantly. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for 2007. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section entitled "Risk Factors"-set forth above.

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

Since our inception in 1997, we have financed our operations primarily through operating activities and the sale of equity securities. At December 31, 2006, we had $55.4 million in cash, cash equivalents and short-term investments as compared to $61.3 million at December 31, 2005.

Operating activities during 2006 used $6.2 million primarily due to our net loss of $10.7 million adjusted for non-cash expenses of $3.3 million for stock-based compensation expense and $2.2 million for depreciation and amortization coupled with cash used of $1.0 million for net changes in assets and liabilities. The net changes in assets and liabilities were primarily due to increases in inventories of $1.4 million and other current assets of $1.2 million and a decrease in other long-term liabilities of $1.1 million and $1.0 million in accrued compensation and related expenses partially offset by increases of $2.0 million in accrued liabilities and other, $0.5 million in accounts payable and decreases of $0.9 million in accounts receivable and $0.3 million in other assets. The increase in inventories was primarily attributable to a substantial decline in actual revenues from forecasted revenues when purchase commitments were made. The increase in other current assets was due to the purchase of software design tools and technology licenses. The decrease in other long-term liabilities was primarily attributable to amortization of the surplus facility reserve. The decrease in accrued compensation was due to timing of payroll related accruals. The accrued liabilities and other increase was primarily due to the accrual for engineering design tools, an accrual for noncancellable purchase orders for wafers and increased royalty accruals. The accounts payable increase was primarily due to the timing of inventory receipts during the fourth quarter. The decrease in accounts receivable resulted from lower shipments in 2006 as compared to 2005. The decrease in other assets was primarily due to timing of an asset changing its classification to other current assets.

Net cash used in investing activities was $8.7 million in 2006. Net cash used in investing activities related to purchases of available-for-sale securities of $121.8 million and the purchase of $1.4 million of property and equipment partially offset by sales and maturities of available-for-sale securities of $114.5 million.

Net cash provided by financing activities was $1.6 million in 2006, which consisted of net proceeds from the issuance of common stock under employee stock plans and stock option exercises.

Our principal source of liquidity as of December 31, 2006 consisted of $55.4 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, the rate at which we will consume cash will depend on various risks and uncertainties, including, but not limited to, the levels of demand for our products, litigation outcomes and the other risks listed in the "Risk Factors" section of this report.

Contractual Obligations

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases - facilities	$3,602	$944	$2,486	$172	$-
Operating leases - software	9,801	4,969	4,832	-	-
Purchase obligations	2,430	2,430	-	-	-
Total	$15,833	$8,343	$7,318	$172	$-

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3," or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning January 1, 2007. The adoption of this standard did not have a material effect on our financial position or results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-2 ("EITF 06-2"), "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF 06-2 provides guidance that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal year beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of EITF 06-2 will have a material effect on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of this statement could have on our financial condition, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2006, all of our investments were in money market funds, high quality commercial paper, and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $175,000 decrease in the fair value of our available-for-sale securities as of December 31, 2006. See Note 3 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centillium Communications, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

As discussed in Note 6 to the consolidated financial statements, under the heading Stock-Based Compensation, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", effective January 1, 2006.

/s/ ERNST & YOUNG LLP

San Jose, California
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centillium Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Centillium Communications, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Centillium Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 13, 2007

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net revenues	$64,563	$76,127	$71,151
Cost of revenues (a)	29,391	35,155	37,679
Gross profit	35,172	40,972	33,472

Operating expenses:
Research and development (a)	27,814	29,611	53,743
Selling, general and administrative (a)	20,747	24,171	23,706
Total operating expenses	48,561	53,782	77,449
Operating loss	(13,389)	(12,810)	(43,977)
Interest income and other, net	2,861	1,674	1,070
Loss before provision for income taxes	(10,528)	(11,136)	(42,907)
Provision for income taxes	221	149	155
Net loss	$(10,749)	$(11,285)	$(43,062)

Basic and diluted net loss per share	$(0.27)	$(0.29)	$(1.13)

Shares used to compute basic and diluted net loss per share	40,574	39,312	38,210

(a) Includes stock-based compensation as follows:
Cost of revenues	$63	$-	$-
Research and development	1,214	-	-
Selling, general and admininstrative	1,957	-	-
	$3,234	$-	$-

See accompanying notes

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$26,121	$39,440
Short-term investments	29,278	21,900
Accounts receivable (net of allowance for doubtful accounts of $80
and $169 at December 31, 2006 and 2005, respectively)	6,266	7,177
Inventories	4,968	3,609
Other current assets	2,985	1,780
Total current assets	69,618	73,906
Property and equipment, net	2,702	3,529
Other assets	578	912
Total assets	$72,898	$78,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,505	$5,987
Accrued compensation and related expenses	3,249	4,247
Accrued liabilities and other	21,118	19,133
Total current liabilities	30,872	29,367

Long-term liabilities:
Other long-term liabilities	1,228	2,368
Total liabilities	32,100	31,735

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,147,312 at December 31, 2006 and 40,205,940 at December 31, 2005	41	40
Additional paid-in capital	251,964	247,081
Deferred compensation	-	(24)
Accumulated deficit	(211,189)	(200,440)
Accumulated other comprehensive loss	(18)	(45)
Total stockholders' equity	40,798	46,612
Total liabilities and stockholders' equity	$72,898	$78,347

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balance at December 31, 2003	37,831,085	$38	$242,348	$(292)	$(146,093)	$36	$96,037
Exercise of options to purchase common
stock for cash	344,709	-	588	-	-	-	588
Issuance of shares under employee stock
purchase plan	634,207	1	1,560	-	-	-	1,561
Reversal of deferred compensation	-	-	(3)	3	-	-	-
Stock-based compensation expense, net	-	-	-	289	-	-	289
Net loss	-	-	-	-	(43,062)	-	(43,062)
Unrealized gain on available-for-sale
investments	-	-	-	-	-	(81)	(81)
Total comprehensive loss							(43,143)
Balance at December 31, 2004	38,810,001	39	244,493	-	(189,155)	(45)	55,332
Exercise of options to purchase common
stock for cash	876,059	1	1,634	-	-	-	1,635
Issuance of shares under employee stock
purchase plan	489,880	-	894	-	-	-	894
Issuance of shares under restricted stock
plan	30,000	-	60	(60)	-	-	-
Stock-based compensation expense, net	-	-	-	36	-	-	36
Net loss	-	-	-	-	(11,285)	-	(11,285)
Total comprehensive loss							(11,285)
Balance at December 31, 2005	40,205,940	40	247,081	(24)	(200,440)	(45)	46,612
Exercise of options to purchase common
stock for cash	389,510	1	798	-	-	-	799
Issuance of shares under employee stock
purchase plan	386,642	-	831	-	-	-	831
Issuance of shares under restricted stock
plan	165,220	-	-	-	-	-	-
Stock-based compensation expense, net	-	-	3,278	-	-	-	3,278
Amortization of deferred stock
based compensation	-	-	(24)	24	-	-	-
Net loss	-	-	-	-	(10,749)	-	(10,749)
Unrealized loss on available-for-sale
investments	-	-	-	-	-	27	27
Total comprehensive loss							(10,722)
Balance at December 31, 2006	41,147,312	$41	$251,964	$-	$(211,189)	$(18)	$40,798

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006		2005		2004
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(10,749)		$(11,285)		$(43,062)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	2,232		3,798		4,974
Stock-based compensation expense	3,278		36		289
Loss on retirement of property and equipment	-		568		82
Changes in operating assets and liabilities:
Accounts receivable	911		(1,829)		7,128
Inventories	(1,359)		2,491		5,808
Other current assets	(1,205)		(555)		2,493
Other assets	334		(359)		(42)
Accounts payable	518		388		(1,835)
Accrued compensation and related expenses	(998)		883		(1,951)
Accrued liabilities and other	1,985		2,347		618
Other long-term liabilities	(1,140)		1,504		721
Net cash used in operating activities	(6,192)		(2,013)		(24,777)
INVESTING ACTIVITIES
Purchases of short-term investments	(121,813)		(83,503)		(28,696)
Sales and maturities of short-term investments	114,462		91,798		63,312
Purchases of property and equipment	(1,405)		(1,367)		(4,199)
Net cash (used in) provided by investing activities	(8,755)		6,928		30,417
FINANCING ACTIVITIES
Principal payments on capital lease obligations	-		-		(527)
Proceeds from issuance of common stock	1,629		2,529		2,149
Net cash provided by financing activities	1,629		2,529		1,622

Net (decrease) increase in cash and cash equivalents	(13,319)		7,444		7,262
Cash and cash equivalents at beginning of period	39,440		31,996		24,734
Cash and cash equivalents at end of period	$26,121		$39,440		$31,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for interest	$1	$	$ 1	$	$ 2
Cash paid for income taxes	$111	$	$ 68	$	$ 20

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. The Company's system-level semiconductor products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Its customers are original equipment manufacturers (OEMs) who sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

Basis of Presentation: The accompanying consolidated financial statements include those of Centillium and its wholly-owned subsidiaries, after elimination of all intercompany accounts and transactions. Centillium has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The financial information reflects all adjustments which are, in the opinion of management, necessary to provide fair consolidated balance sheets, consolidated statements of operations and cash flows for the periods presented.

Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Centillium to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, Centillium evaluates its estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, provision for inventories, product warranty and litigation and contingencies. Estimates based on historical experience and on various other assumptions are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments in several high credit-quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. Accounts receivable are billed in U.S. currency and are derived from revenues earned from customers primarily located in Japan and the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses. Management judgment is used to estimate the required reserves. Actual results could differ from those estimates.

Customer Concentrations: At December 31, 2006, three customers accounted for 33%, 27% and 16% of the Company's accounts receivable; at December 31, 2005, three customers accounted for 42%, 28% and 12% of the Company's accounts receivable. In 2006, 2005 and 2004, NEC Corporation (NEC) accounted for 23%, 26% and 42% and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 26%, 35% and 35% of net revenues, respectively. Lucent Technologies accounted for 12% and 13% of net revenues in 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 16% of net revenues for the year ended December 31, 2006. No other customer accounted for 10% or more of net revenues in any year during this three-year period. Any unanticipated change in one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.

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

The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. At December 31, 2006 and 2005, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. All investments are considered current as they are available for current operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors. In determining the net realizable value of inventory, the Company typically uses a nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog, and compares its current or committed inventory levels to these forecasts on a regular basis. Any adverse changes to the future product demand may result in increased writedowns, resulting in decreased gross profit. In the event the Company experiences unanticipated demand and is able to sell previously written down inventories, gross profit will increase.

Property and Equipment: Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment, with the exception of leasehold improvements, are depreciated using the straight-line method over estimated useful lives of three years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

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

Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Options and warrants to purchase 8.1 million, 9.0 million and 7.9 million shares of common stock in 2006, 2005 and 2004, respectively, were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net loss	$(10,749)	$(11,285)	$(43,062)
Basic and diluted weighted average shares used to
compute basic and diluted net loss per share	$40,574	$39,312	$38,210

Basic and diluted net loss per common share	$(0.27)	$(0.29)	$(1.13)

Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company's stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation".

See Note 6 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

The Company accounts for stock issued to non-employees in accordance with the provisions of FAS 123(R) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Direct grants of shares of common stock are made to certain advisors and consultants to the Company for past services with no vesting or future performance obligations. The fair value of such grants is immediately charged to expense in accordance with EITF 96-18.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections-a Replacement of APB Opinion No. 20 and FASB Statement No. 3," or SFAS 154, which requires retrospective application to prior periods' financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning January 1, 2007. The adoption of this standard did not have a material effect on Centillium's financial position or results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-2 ("EITF 06-2"), "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF 06-2 provides guidance that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal year beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of EITF 06-2 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations or cash flows.

Note 2. Balance Sheet Information

Inventories (in thousands):

	December 31,
	2006	2005
Work-in-process	$3,125	$1,371
Finished goods	1,843	2,238
	$4,968	$3,609

Property and equipment, net (in thousands):

	December 31,
	2006	2005
Equipment and software	$26,418	$28,742
Furniture and fixtures	1,108	1,107
Leasehold improvements	1,439	1,439
	28,965	31,288
Accumulated depreciation and amortization	(26,263)	(27,759)
Property and equipment, net	$2,702	$3,529

Accrued liabilities and other (in thousands):

	December 31,
	2006	2005
Accrued royalties	$17,523	$16,323
Accrued other liabilities	3,595	2,810
	$21,118	$19,133

Warranty reserve (in thousands):

	Balance at	Product	Warranty	Balance at
	Beginning	Warranty	Costs	End of
	of Period	Accruals	Incurred	Period
Year ended December 31, 2006	$112	$373	$(243)	$242
Year ended December 31, 2005	$164	$32	$(84)	$112
Year ended December 31, 2004	$460	$(197)	$(99)	$164

Note 3. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value

	December 31, 2006
Cash Equivalents
Money Market Funds	$21,424	$-	$21,424
Commercial Paper	539	-	539
	21,963	-	21,963
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	17,835	(5)	17,830
Corporate Bonds	11,461	(13)	11,448
	29,296	(18)	29,278

Total	$51,259	$(18)	$51,241

	December 31, 2005
Cash Equivalents
Money Market Funds	$20,104	$-	$20,104
Commercial Paper	2,978	(1)	2,977
Government Agencies	6,538	1	6,539
	29,620	-	29,620
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	21,945	(45)	21,900

Total	$51,565	$(45)	$51,520

The estimated fair value of short-term investments is based on quoted market prices.

Note 4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of new facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company leases certain software under operating leases expiring through December 2010.

Future minimum lease payments under the Company's operating leases at December 31, 2006 are as follows (in thousands):

Operating
Leases
2007	$5,913
2008	3,737
2009	2,554
2010	1,027
2011	172
Total minimum payments	$13,403

In 2005, the Company recorded $2.2 million in charges for surplus space in its Fremont, California location, which it abandoned. The operating lease for this location expires in February 2011. Centillium has no future use for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the statement of operations.

Changes to the surplus space liability as of December 31, 2006 are as below (in thousands):

Amount
Surplus space charges recorded in the year ended December 31, 2005	$2,186
Leasehold improvements abandoned	(386)
Lease payments offset against liability	(223)
Ending surplus space liability balance at December 31, 2005	1,577
Lease payments offset against liability during the year ended
December 31, 2006	(493)
Ending surplus space liability balance at December 31, 2006	$1,084

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancellable purchase orders. As of December 31, 2006, the Company's non-cancellable purchase obligations for wafers and masks, all expected to be delivered within the next six months, was $2.4 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations and it had $3.9 million in liabilities recorded for these obligations as of December 31, 2006.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in the early stages, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company is continuing to vigorously defend itself against these claims. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability, which could have a material adverse effect on its financial position, results of operations and cash flows.

In addition, Centillium is responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should Centillium not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's financial position, results of operations and cash flows.

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

Common Stock Reserved for Future Issuance:

	December 31,
	2006	2005
Common stock options outstanding	8,066,231	9,010,021
Restricted stock units outstanding	527,280	-
Reserved for future grants	13,290,590	11,016,454
Employee stock purchase plan	50,448	37,090
Total shares reserved for future issuance	21,934,549	20,063,565

Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the granting of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options generally vest over a four-year period. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company's years equal to 6% of the Company's outstanding common stock on the date of the annual increase. On July 20, 2006, the Board of Directors (the "Board") amended and restated the Company's 1997 Stock Plan to permit the granting of restricted stock units, and adopted form of restricted stock unit agreement.

In February 2001, the Company adopted a nonstatutory stock option plan that authorized the granting of nonstatutory stock options ("options") to purchase shares of the Company's common stock. Such shares may be authorized, but unissued, or reacquired common stock. The plan is administered by the Board or any of its Committees and provides for options to be issued to employees and consultants of the Company only and not to officers and directors, except in connection with an officer's initial service to the Company. Options generally vest over a period of four years from the date of grant and prices for such options are determined by the plan administrator, with the prices generally being not less than the fair value of the common stock at the date of grant. Upon termination of the option holder's employment, any unvested stock issued shall revert back to the plan.

In November 2004, the Company offered a voluntary stock option exchange program to its employees and certain officers. Under the program, participants exchanged stock options with exercise prices which were equal to or greater than $4.00 per share for which options were granted in June 2002, six months and one day from the date options were tendered in November 2004. In December 2004, 3.7 million stock options were tendered and cancelled. In June 2005, the Company issued options for 2.1 million shares of common stock at an exercise price of $2.17 per share, which was equal to 100 percent of the market price of Centillium's common stock on the grant date. The terms and conditions of the replacement options, including the vesting schedules, were substantially the same as the terms and conditions of the options cancelled.

The following is a summary of additional information with respect to the stock option plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Balance at December 31, 2003	12,648,368	$ 7.60
Options authorized	-	-
Options granted	2,659,900	3.75
Options exercised	(344,897)	1.71
Options cancelled	(7,070,895)	7.97
Balance at December 31, 2004	7,892,476	6.23	4.42	$ 1,078
Options authorized	-	-
Options granted	4,610,808	2.40
Options exercised	(876,059)	1.87
Options cancelled	(2,617,204)	6.61
Balance at December 31, 2005	9,010,021	4.59	5.80	5,727
Options authorized	-	-
Options granted	710,280	2.72
Options exercised	(389,510)	2.05
Options cancelled	(1,264,560)	4.16
Balance at December 31, 2006	8,066,231	$ 4.61	6.13	$ 283

Vested and expected to vest at
December 31, 2006	7,803,229	$ 4.67	6.06	$ 281
Exercisable at December 31, 2006	5,728,012	$ 5.32	5.41	$ 269

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$ 0.40-$ 2.10	474,192	$ 1.54	6.47	343,192	$ 1.36	5.20
$ 2.17-$ 2.17	1,116,491	2.17	5.52	988,666	2.17	5.37
$ 2.22-$ 2.56	957,384	2.48	7.51	581,606	2.50	7.09
$ 2.59-$ 2.59	23,758	2.59	5.95	23,758	2.59	5.95
$ 2.61-$ 2.61	902,642	2.61	7.88	327,976	2.61	7.69
$ 2.63-$ 3.22	1,081,223	2.98	6.75	362,523	3.13	5.00
$ 3.27-$ 4.79	1,108,066	4.24	6.95	723,635	4.35	6.48
$ 4.98-$ 5.87	850,709	5.14	3.95	826,381	5.13	3.88
$ 6.06-$ 7.67	1,109,766	6.67	5.22	1,108,954	6.67	5.22
$ 9.73-$ 37.15	442,000	21.63	3.71	441,321	21.65	3.70
$ 0.40-$ 37.15	8,066,231	$ 4.61	6.13	5,728,012	$ 5.32	5.41

At December 31, 2005 and 2004, options for 4,880,820 and 4,355,523 shares, respectively, were exercisable at a weighted average price of $6.02 and $7.99 per share, respectively.

Note 6: Stock-Based Compensation

Deferred Stock-Based Compensation

In April 2005, Centillium's Board determined to supplement the equity-based compensation to the Board by making an annual grant to each non-employee director of 5,000 shares of restricted common stock of the Company, with such shares vesting 100% on the first anniversary of the date of the grant resulting in a compensation expense of $36,000 for the year ended December 31, 2005 and this resulted in a compensation expense of $24,000 for the twelve months ended December 31, 2006.

Stock-based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Cost of revenues	$63	$-	$-
Research and development	1,214	-	-
Selling, general and administrative	1,957	-	-
	$3,234	$-	$-

Adoption of SFAS 123R

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed APB 25, and related interpretations in accounting for its stock compensation. The Company elected the modified prospective transition method for adopting SFAS 123(R).

Determining Fair Value

Valuation and amortization method-The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized on a ratable basis over the requisite service periods of the awards, which is generally the vesting period.

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

Fair Value-The fair value of the Company's stock options granted to employees for the years ended December 31, 2006, 2005 and 2004 was estimated using the following weighted average assumptions:

	Years Ended December 31,
Option Plan Shares	2006	2005	2004
Expected term (in years)	2.59 years	2.3 years	2.9 years
Volatility	58%	86%	109%
Expected dividend	-	-	-
Risk free interest rate	4.73%	3.75%	2.73%
Estimated forfeitures	7.03%	0.00%	0.00%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years
Volatility	71%	59%	70%
Expected dividend	-	-	-
Risk free interest rate	5.24%	3.06%	1.86%

The options' weighted average grant date fair value, which is the value assigned to the options under SFAS 123(R), was approximately $1.10, $1.17, and $2.42 in 2006, 2005 and 2004, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan in 2006, 2005 and 2004 was $0.88, $0.94 and $1.30 per share, respectively.

Under the provisions of SFAS 123(R), the Company recorded $3.2 million of stock compensation expense for the year ended December 31, 2006. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.3 million, net of estimated forfeitures of $420,000. This cost will be amortized on a ratable basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

In April 2006, the Board elected to supplement the equity-based compensation for the Board by approving an annual grant to each of the non-employee directors of 5,000 shares, or an aggregate of 25,000 shares, of restricted common stock of the Company with an effective grant date on the date of the Company's annual meeting, and with such shares vesting 100% on the first anniversary of the date of the grant. This resulted in a compensation expense of $37,000 being recorded for the year ended December 31, 2006. In July 2006, the Board of Directors also elected to supplement the equity-based compensation to the Company's officers by approving grants to them of an aggregate of 140,220 shares of restricted common stock of the Company, with such shares vesting 25% on the first anniversary of the grant date, and 25% each year thereafter, resulting in compensation expense of $41,000 being recorded for the year ended December 31, 2006.

Restricted Stock Units

A restricted stock unit is a right to receive a share of the Company's common stock when the unit vests. In December 2006, the Board of Directors approved grants of restricted stock units for an aggregate of 529,680 shares with such shares vesting 25% on August 15, 2007 and 25% each year thereafter. The Company calculates the fair value of each restricted stock unit using the intrinsic value method and recognizes the expense straight line over the requisite period. This resulted in stock-based compensation expense of $98,000 being recorded for the year ended December 31, 2006. The following table is a summary of the Company's stock unit activity:
	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	-	$-
Granted	529,680	1.96
Converted	-	-
Canceled or forfeited	(2,400)	1.96
Balance at December 31, 2006	527,280	$1.96	2.12	$94,910

Vested and expected to vest at
December 31, 2006	450,658	$1.96	2.03	$81,118
Exercisable at December 31, 2006	-	$-	-	$-

Employee Stock Purchase Plan Information

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan, or ESPP, and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's calendar years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 386,642, 489,880 and 634,207 shares of common stock during 2006, 2005 and 2004, respectively.

In connection with the ESPP, in May 2006 and November 2006, 175,410 and 211,232 shares were issued at a purchase price per share of $2.69 and $1.69. During the year ended December 31, 2006, the aggregate intrinsic value of shares purchased under the Company's ESPP was $348,000.

Pro forma Disclosures

SFAS 123(R) requires the Company to present pro forma information for the comparative period prior to adoption as if it had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per share data):

	December 31,
	2005	2004
Net loss as reported	$(11,285)	$(43,062)
Add: Stock-based compensation expense
included in reported net loss, net of recovery	36	289
Less: Total stock-based compensation expense
under fair value based method for all awards, net of
related tax effects	(4,601)	(10,220)
Pro forma net loss	$(15,850)	$(52,993)

Basic and diluted net loss per share:
As reported	$(0.29)	$(1.13)
Pro forma	$(0.40)	$(1.39)

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

Note 7. Income Taxes

The provision for income taxes (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$-	$-	$-
State	8	4	6
Foreign	213	145	149
	$221	$149	$155

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to loss before taxes is explained as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Tax provision (benefit) at federal statutory rate	$(3,579)	$(3,787)	$(14,588)
Loss for which no tax benefit is currently recognizable	3,543	3,796	14,417
Deferred compensation	15	12	98
Other	242	128	228
Total tax provision (benefit)	$221	$149	$155

As of December 31, 2006, the Company had $139.9 million and $38.6 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. The Company also has research and development tax credit carryforwards for U.S. federal and state purposes of approximately $4.7 million and $5.8 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses and tax credits of $20.8 million expired in 2005 and the remaining balances will expire at various dates beginning in 2012, if not utilized.

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

	Years Ended
	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$49,869	$47,354
Research and development credit carryforwards	8,851	8,908
Reserves and accruals not currently deductible	11,713	9,999
Capitalized research and deveopment expenses	698	958
Total deferred tax assets	71,131	67,219
Valuation allowance	(71,131)	(67,219)
Net deferred tax assets	$-	$-

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

The valuation allowance increased by approximately $3.9 million, $4.9 million and $18.3 million in 2006, 2005 and 2004, respectively. The valuation allowance at December 31, 2006 and 2005 includes approximately $10.6 million and $10.3 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

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

	Years Ended December 31,
	2006	2005	2004
Japan	$33,403	$48,983	$55,812
United States	8,131	14,246	9,426
Other Asia-Pacific	11,842	7,483	5,344
Europe	11,187	5,415	569
	$64,563	$76,127	$71,151

The following customers, the first two of which are located in Japan, accounted for 10% or more of net revenues for the periods presented:

	Years Ended December 31,
	2006	2005	2004
NEC	23%	26%	42%
Sumitomo	26%	35%	35%
Marconi Corporation Plc **	16%	*	*
Lucent	12%	13%	*
_______________
* Less than 10%
** Acquired by Ericsson in January 2006

Long-lived assets by geographical area were as follows (in thousands):
	Years Ended
	December 31,
	2006	2005
U.S.	$ 1,980	$ 3,320
India	1,045	833
Others	255	288
	$ 3,280	$ 4,441

Note 9. 401(k) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No contributions were made by the Company to the plan in 2006, 2005 and 2004.

Note 10. Related Party Transactions

One of Centillium's directors, who resigned in March of 2007, is also a director since 2004 of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. In December 2005, Centillium amended its arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. Amounts paid to Cadence were $354,000, $1.1 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company had a liability due to Cadence of $125,000 and zero, respectively.

This former director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. Purchases from SMIC were $9.8 million, $7.9 million and $9.3 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and December 31, 2005, the Company had recorded a liability of $94,000 and $821,000, respectively due to SMIC. As of December 31, 2006, the Company had outstanding purchase obligations to SMIC of $862,000.

Note 11. Supplementary Data: Quarterly Results of Operations (unaudited)

Summarized quarterly financial information (in thousands, except per share data):

	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Consolidated Statement of Operations Data:
Net revenues	$10,016	$16,033	$18,260	$20,254
Cost of revenues	$4,203	$7,780	$8,667	$8,741
Gross profit	$5,813	$8,253	$9,593	$11,513
Operating loss	$(6,674)	$(3,604)	$(2,216)	$(895)
Net loss	$(5,990)	$(2,878)	$(1,568)	$(313)

Basic and diluted net loss per share	$(0.15)	$(0.07)	$(0.04)	$(0.01)
Shares used to compute basic and
diluted net loss per share	40,818	40,675	40,514	40,282

	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005
Consolidated Statement of Operations Data:
Net revenues	$20,291	$19,993	$18,647	$17,196
Cost of revenues	$8,168	$8,690	$9,564	$8,733
Gross profit	$12,123	$11,303	$9,083	$8,463
Operating loss	$(911)	$(1,231)	$(4,056)	$(6,612)
Net loss	$(394)	$(822)	$(3,716)	$(6,353)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.10)	$(0.16)
Shares used to compute basic and
diluted net loss per share	39,932	39,427	39,042	38,845

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our management, including our Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included elsewhere herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement, which we refer to herein as the Proxy Statement, to be filed before May 1, 2007 in connection with solicitation of proxies for our 2007 Annual Meeting of Stockholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information under the captions "Certain Transactions" and "Director Independence" contained in the Proxy Statement.

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

(a) (2) Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expense	Deduction Write-Offs	Balance at End of Period
Year ended December 31, 2004	$109	$42	$-	$151
Year ended December 31, 2005	$151	$18	$-	$169
Year ended December 31, 2006	$169	$(1)	$(88)	$80

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(25)	Certificate of Correction of Certificate of Incorporation
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(19)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003
10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003
10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003
10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004
10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004
10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004
10	.42(12)	Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005
10	.43(13)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005
10	.44(14)	Employment Transition and Separation Agreement between the Registrant and Amando Pereira effective April 21, 2005
10	.46(16)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(17)	Executive Officer Annual Compensation for Selected Executives
10	.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006
10	.49(20)	2005 Executive Bonus Summary

Exhibit Number		Description
10	.50(21)	Severance Agreement between the Registrant and Wayne Gartin dated as of June 5, 2006.
10	.51(22	Amended and Restated Change of Control Severance Agreement between J. Scott Kamsler and Centillium Communications dated as of July 19, 2006.
10	.52(23)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.
10	.53(24)	Severance Agreement between the Registrant and Jitesh Vadhia dated as of July 31, 2006.
10	.54(25)	Centillium Communications, Inc. 2006 Executive Bonus Plan*
14	.1(8)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.
	(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
	(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
	(7)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.
	(8)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
	(9)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.
	(10)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2004.
	(11)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.
	(12)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.
	(13)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 19, 2005.
	(14)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2005.
	(15)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 16, 2005.

(16)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
(17)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.
(19)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.
(20)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 13, 2006.
(21)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2006.
(22)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 21, 2006.
(23)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.
(24)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 3, 2006.
(25)

Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 8, 2006.

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

(c) Financial Statement Schedules

The financial statement schedule is included in item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fremont, State of California, on March 13, 2007.

CENTILLIUM COMMUNICATIONS , INC.

By: /s/ FARAJ AALAEI
 Faraj Aalaei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KAMRAN ELAHIAN Kamran Elahian	Chairman of the Board	March 13, 2007
/s/ FARAJ AALAEI Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007
/s/ LINDA C. REDDICK Linda C. Reddick	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007
/s/ JERE DRUMMOND Jere Drummond	Director	March 13, 2007
/s/ ROBERT C. HAWK Robert C. Hawk	Director	March 13, 2007
/s/ SAM SRINIVASAN Sam Srinivasan	Director	March 13, 2007

Exhibit Index

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(25)	Certificate of Correction of Certificate of Incorporation
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(19)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.33(6)	Change of Control Severance Agreement between the Registrant and William Mackenzie dated January 14, 2003
10	.35(7)	Offer letter between the Registrant and Tony Shakib dated March 24, 2003
10	.36(7)	Change of Control Severance Agreement between the Registrant and Tony Shakib dated March 31, 2003
10	.37(8)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.38(9)	Offer letter between the Registrant and J. Scott Kamsler dated July 13, 2004
10	.39(9)	Change of Control Severance Agreement between the Registrant and J. Scott Kamsler dated July 23, 2004
10	.40(10)	Offer letter between the Registrant and Wayne Gartin dated September 16, 2004
10	.41(11)	Change of Control Severance Agreement between the Registrant and Wayne Gartin dated September 29, 2004
10	.42(12)	Change of Control Severance Agreement between the Registrant and Armando Pereira dated March 10, 2005
10	.43(13)	Offer Letter between the Registrant and Jitesh Vadhia dated March 25, 2005
10	.44(14)	Employment Transition and Separation Agreement between the Registrant and Amando Pereira effective April 21, 2005
10	.45(15)	Employment Transition and Separation Agreement between the Registrant and Tony Shakib effective April 21, 2005

Exhibit Number		Description
10	.46(16)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(17)	Executive Officer Annual Compensation for Selected Executives
10	.48(18)	Change of Control Severance Agreement between the Registrant and Jitesh Vadhia dated February 16, 2006
10	.49(20)	2005 Executive Bonus Summary
10	.50(21)	Severance Agreement between the Registrant and Wayne Gartin dated as of June 5, 2006.
10	.51(22)	Amended and Restated Change of Control Severance Agreement between J. Scott Kamsler and Centillium Communications dated as of July 19, 2006.
10	.52(23)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.
10	.53(24)	Severance Agreement between the Registrant and Jitesh Vadhia dated as of July 31, 2006.
10	.54(25)	Centillium Communications, Inc. 2006 Executive Bonus Plan*
14	.1(8)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm PDF provided as courtesy
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.
	(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
	(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
	(7)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Commission on May 7, 2003.
	(8)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
	(9)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 5, 2004.
	(10)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 30, 2004.
	(11)	Incorporated by reference to the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed with the Commission on November 5, 2004.
	(12)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.

(13)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 19, 2005.
(14)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2005.
(15)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 16, 2005.
(16)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
(17)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
(18)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2006.
(19)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.
(20)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 13, 2006.
(21)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2006.
(22)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 21, 2006.
(23)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.
(24)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 3, 2006.
(25)

Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 8, 2006.

*

Certain confidential information has been omitted from this exhibit and filed separately with the Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.