Form 10-Q
period 2007-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2007-05-10
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-30649

Centillium Communications, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3263530
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

255 Fourier Avenue
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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 2, 2007 was 41,153,142.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 22,541	$ 26,121
Short-term investments	30,071	29,278
Accounts receivable (net of allowance for doubtful accounts
of $70 at March 31, 2007 and $80 at December 31, 2006)	4,475	6,266
Inventories	3,671	4,968
Other current assets	2,602	2,985
Total current assets	63,360	69,618
Property and equipment, net	2,382	2,702
Other assets	1,087	578
Total assets	$ 66,829	$ 72,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,426	$ 6,505
Accrued compensation and related expenses	3,843	3,249
Accrued liabilities and other	21,265	21,118
Total current liabilities	30,534	30,872

Long-term liabilities:
Other long-term liabilities	1,726	1,228
Total liabilities	32,260	32,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,152,062 at March 31, 2007 and 41,147,312 at
December 31, 2006	41	41
Additional paid-in capital	252,557	251,964
Accumulated deficit	(218,014)	(211,189)
Accumulated other comprehensive loss	(15)	(18)
Total stockholders' equity	34,569	40,798
Total liabilities and stockholders' equity	$ 66,829	$ 72,898

_____________

*   Derived from audited financial statements at December 31, 2006

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Net revenues	$ 10,552	$ 20,254
Cost of revenues (a)	5,058	8,741
Gross profit	5,494	11,513

Operating expenses:
Research and development (a)	6,745	6,636
Selling, general and administrative (a)	4,991	5,772
Total operating expenses	11,736	12,408
Operating loss	(6,242)	(895)
Interest income and other, net	688	616
Loss before provision for income taxes	(5,554)	(279)
Provision for income taxes	334	34
Net loss	$ (5,888)	$ (313)

Basic and diluted net loss per share	$ (0.14)	$ (0.01)

Shares used to compute basic and diluted net loss per share	41,149	40,282

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 10	$ 22
Research and development	241	349
Selling, general and admininstrative	336	523
	$ 587	$ 894

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (5,888)	$ (313)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	483	633
Stock-based compensation expense	587	911
Changes in operating assets and liabilities:
Accounts receivable	1,791	(1,068)
Inventories	1,297	415
Other current assets	383	22
Other assets	(509)	118
Accounts payable	(1,079)	1,339
Accrued compensation and related expenses	302	(360)
Accrued liabilities	147	589
Other long-term liabilities	(147)	(167)
Net cash provided by (used in) operating activities	(2,633)	2,119
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,330)	(28,000)
Sales and maturities of available-for-sale securities	3,540	27,462
Purchases of property and equipment	(163)	(339)
Net cash used in investing activities	(953)	(877)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	6	328
Net cash provided by financing activities	6	328

Net (decrease) increase in cash and cash equivalents	(3,580)	1,570
Cash and cash equivalents at beginning of period	26,121	39,440
Cash and cash equivalents at end of period	$ 22,541	$ 41,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 186	$ 6

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. The Company's system-level semiconductor products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Its customers are original equipment manufacturers (OEMs) which sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006 and its consolidated cash flows for the three months ended March 31, 2007 and 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The unaudited condensed consolidated financial statements include all the accounts of Centillium and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with Centillium's audited consolidated financial statements and footnotes thereto for the year ended December 31, 2006 included in Centillium's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires Centillium to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and accompanying notes. On an on-going basis, Centillium evaluates its estimates and assumptions related to revenue recognition, sales returns and allowances, allowance for doubtful accounts, inventories, warranty, taxes, royalties, compensation, compensation related benefits and litigation and contingencies. Estimates based on historical experience and on various other assumptions are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-2 ("EITF 06-2"), "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF 06-2 provides guidance that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. The Company adopted EITF 06-2 through a cumulative-effect adjustment resulting in an additional liability and a reduction to retained earnings of approximately $937,000 in the first quarter of 2007. In prior years, Centillium expensed the benefit at the time the benefit was incurred.

 In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have, if any, on its financial position, results of operations or cash flows.

3. Stock-based Compensation

Determining Fair Value

Valuation and amortization method-The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period.

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

Fair Value-The fair value of the Company's stock options granted to employees for the three months ended March 31, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,

	2007	2006
Option Plan Shares
Expected term (in years)	2.6 years	2.7 years
Volatility	68%	71%
Expected dividend	-%	-%
Risk free interest rate	4.52%	4.84%
Estimated forfeitures	7.09%	6.60%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years
Volatility	69%	72%
Expected dividend	-%	-%
Risk free interest rate	5.10%	4.37%

Stock Compensation Expense

Under the provisions of SFAS 123(R), we recorded $587,000 and $894,000 of stock compensation expense in our consolidated statement of operations for the three months ended March 31, 2007 and 2006, respectively. The Company utilized the Black−Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At March 31, 2007 and 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $1.8 million and $3.5 million, respectively, net of estimated forfeitures of $349,000 and $524,000, respectively. This cost will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.1 years and 2.7 years, respectively and will be adjusted for subsequent changes in estimated forfeitures.

The following is a summary of additional information with respect to the stock option plans as of March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2007	8,066,231	$ 4.61
Granted	40,000	$ 1.94
Exercised	(4,750)	$ 1.35
Forfeitures and cancellations	(372,138)	$ 3.46
Outstanding at March 31,2007	7,729,343	$ 4.66	6.05	$ 196
Vested and expected to vest at
March 31, 2007	7,491,108	$ 4.72	5.97	$ 196
Exercisable at March 31, 2007	5,814,219	$ 5.27	5.28	$ 195

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding As of 03/31/07	Weighted Average Remaining Contractual Term, in Years	Weighted Average Exercise Price	Number Exercisable As of 03/31/07	Weighted Average Exercise Price
$0.40 - $2.10	504,442	6.43	$ 1.57	333,442	$ 1.34
$2.17 - $2.17	1,065,382	5.52	$ 2.17	975,626	$ 2.17
$2.22 - $2.56	956,478	7.27	$ 2.48	624,703	$ 2.50
$2.59 - $2.59	23,758	5.70	$ 2.59	23,758	$ 2.59
$2.61 - $2.61	847,210	8.08	$ 2.61	367,825	$ 2.61
$2.63 - $3.22	958,439	7.27	$ 2.98	400,468	$ 3.14
$3.27 - $4.79	1,000,659	6.87	$ 4.25	731,985	$ 4.34
$4.98 - $5.87	843,912	3.51	$ 5.14	828,341	$ 5.13
$6.06 - $7.67	1,087,063	5.09	$ 6.66	1,086,438	$ 6.66
$9.73 - $37.15	442,000	3.07	$ 21.63	441,633	$ 21.64
$0.40 - $37.15	7,729,343	6.05	$ 4.66	5,814,219	$ 5.27

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. Restricted stock unit activity for the three months ended March 31, 2007 is summarized below:

	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value
Balance at January 1, 2007	527,280	$ 1.96
Canceled or forfeited	(23,000)	$ 1.96
Balance at March 31, 2007	504,280	$ 1.96	1.88	$ -

Vested and expected to vest at
March 31, 2007	430,370	$ 1.96	1.79	$ -
Exercisable at March 31, 2007	$ -	$ -	-	$ -

Employee Stock Purchase Plan Information

During the three months ended March 31, 2007 and 2006, no shares were issued in connection with the Company's employee stock purchase plan ("ESPP"), and so the aggregate intrinsic value of options exercised under the Company's ESPP was $0 for both periods.

4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company leases certain software under operating leases expiring through December 2010.

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

Charges to the surplus space liability as of March 31, 2007 are as below (in thousands):

Surplus space charges:	Amount
Ending surplus space liability balance at December 31, 2006	$ 1,084
Lease payments offset against liability	(122)
Ending surplus space liability balance at March 31, 2007	$ 962

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancellable purchase orders. As of March 31, 2007, the Company's non-cancellable purchase obligations for wafers and masks, all expected to be delivered within the next six months, was $2.8 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations and it had $4.0 million in liabilities recorded for certain of these obligations as of March 31, 2007.

The semiconductor and telecommunications industries are characterized by substantial litigation regarding patent and other intellectual property rights. In August 2004, Fujitsu Limited filed a suit against Centillium Communications, Inc. and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint seeks monetary damages against Centillium and Centillium Japan. The suit is in process, and the probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company is continuing to vigorously defend itself against these claims. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability, which could have a material adverse effect on its financial position, results of operations and cash flows.

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in process, and the Court recently set an October 2007 trial date. The probable outcome of this suit cannot be predicted with any certainty and a reasonable range of loss, if any, cannot be estimated. The Company is continuing to vigorously defend itself against these claims. The Company has incurred and is likely to continue to incur substantial expenses in its defense against these claims. In the event of a determination adverse to the Company, it may incur substantial liability, which could have a material adverse effect on its financial position, results of operations and cash flows.

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

5. Balance Sheet Information

Inventories (in thousands):

	March 31,	December 31,
	2007	2006
Work-in-process	$ 1,901	$ 3,125
Finished goods	1,770	1,843
	$ 3,671	$ 4,968

Property and equipment, net (in thousands):

	March 31,	December 31,
	2007	2006
Equipment and software	$ 26,554	$ 26,418
Furniture and fixtures	470	1,108
Leasehold improvements	1,439	1,439
	28,463	28,965
Accumulated depreciation and amortization	(26,081)	(26,263)
Property and equipment, net	$ 2,382	$ 2,702

Accrued liabilities and other (in thousands):

	March 31,	December 31,
	2007	2006
Accrued royalties	$ 17,660	$ 17,523
Accrued other liabilities	3,605	3,595
	$ 21,265	$ 21,118

Warranty reserve (in thousands):

	March 31,	March 31,
	2007	2006
Balance at beginning of period	$ 242	$ 112
Product warranty accruals	17	14
Warranty costs incurred	(17)	(4)
Balance at end of period	$ 242	$ 122

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	March 31, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money Market Funds	$ 9,046	$ -	$ 9,046
Commercial Paper	8,481	(3)	8,478
	17,527	(3)	17,524
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	22,462	(1)	22,461
Corporate Bonds	7,621	(11)	7,610
	30,083	(12)	30,071

Total	$ 47,610	$ (15)	$ 47,595

	December 31, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 21,424	$ -	$ 21,424
Commercial Paper	539	-	539
	21,963	-	21,963

Short-term Investments
Obligations of the U.S. government and affiliated
agencies	17,835	(5)	17,830
Corporate Bonds	11,461	(13)	11,448
	29,296	(18)	29,278

Total	$ 51,259	$ (18)	$ 51,241

The estimated fair value of short-term investments is based on quoted market prices.

7. Provision for Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation No.48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No.109 ("FIN 48"). The two-step process involved is to evaluate if the income tax position will more than like not sustain on technical merits if audited by a tax authority. In each of the steps, the more likely than not threshold is assessed and we assumed that the taxing authority will examine the income tax position and have full knowledge of all relevant information.
As a result of our assessment, we recognized a $300,000 adjustment to the liability for uncertain tax positions and therefore recorded an income tax expense to the quarter ending March 31, 2007.  As of January 1, 2007 and March 31, 2007, the Company had approximately $97,000 and $397,000 of unrecognized tax benefits all of which would impact our effective tax rate if recognized. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company recorded $75,000 of accrued interest associated with any unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operations. All tax years from inception remain open to examination by the Internal Revenue Service, the State of California and various states until such time as the net operating losses and research credits are either fully utilized or expire.  The foreign tax jurisdictions remain open to examination for the years between 2002 to 2006.

The provision for income taxes for the three months ended March 31, 2007 and 2006 relates to taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

8. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net loss	$ (5,888)	$ (313)
Basic and diluted weighted average shares used to
compute basic and diluted net loss per share	41,149	40,282

Basic and diluted net loss per common share	$ (0.14)	$ (0.01)

Centillium has excluded all outstanding warrants and stock options from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options to purchase approximately 7,729,343 and 8,763,000 shares of common stock have been excluded at March 31, 2007 and 2006, respectively.

9. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended March 31,

	2007	2006
Net loss as reported	$ (5,888)	$ (313)
Change in unrealized gain on available-for-sale investments	3	9
Total comprehensive loss	$ (5,885)	$ (304)

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

The following customers, two of which are in Japan, NEC and Sumitomo, accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended March 31,
	2007	2006
Marconi Corporation Plc **	35%	*
NEC	23%	32%
Huawei Technologies Corporation	10%	*
Sumitomo Electric Industries	*	32%
Lucent	*	11%

_______________
* Less than 10%
** Acquired by Ericsson in January 2006

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended March 31,
	2007	2006
Europe	$ 4,234	$ 1,057
Japan	3,617	13,223
China	1,109	1,004
United States	1,009	2,601
Taiwan	257	2,327
Other Asia-Pacific	326	42
	$ 10,552	$ 20,254

Long-lived assets by geographical area were as follows (in thousands):

	March 31,	December 31,
	2007	2006
U.S.	$ 2,181	$ 1,980
India	1,044	1,045
Others	244	255
	$ 3,469	$ 3,280

11. Related Party Transactions

One of Centillium's former directors is also a director since 2004 of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. (This director resigned from our Board in March of 2007 for reasons unrelated to the license.) In December 2005, Centillium amended its arrangement to license certain software tools from Cadence under an operating lease that requires quarterly payments through the fourth quarter of 2008. Amounts paid to Cadence were $88,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and 2006, the Company had a liability due to Cadence of $147,000 and $59,000, respectively.

This former director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. Purchases from SMIC were $191,000, and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and March 31, 2006, the Company had recorded a liability of $19,000 and $1.8 million, respectively due to SMIC. As of March 31, 2007, the Company had outstanding purchase obligations to SMIC of $519,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes in Item 1 above, and our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; estimates of future stock-based compensation expenses and the impact of other new accounting rules on our future results of operations; the impact of the maturation of the ADSL market and other anticipated market and customer trends and developments, including the timing of anticipated deployments by service providers; our ability to grow and diversify our DSL business; anticipated customer qualification and acceptance of our products, particularly our ability to penetrate the VDSL2, VoIP and FTTP markets; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The section entitled "Risk Factors" set forth below under Part II, Item 1A, and similar discussions in our other reports filed with the SEC discuss some of the important risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ from those expressed or implied by our forward looking statements. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.

Overview

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our DSL business currently comprises our Asymmetric DSL (ADSL), products. The next generation of our DSL products comprises our very-high-data-rate DSL, or VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

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

We have not reported an operating profit for any year since inception and experienced net losses of approximately $5.9 million and $313,000 for the three months ended March 31, 2007 and 2006, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

In the first quarter of 2007 our net revenues were $10.6 million compared with $20.3 million in the first quarter of 2006, a decrease of 48%. Furthermore, in 2006 our net revenues were $64.6 million, compared with $76.1 million in 2005, a decrease of 15%. We experienced a significant revenue decline in the Japan ADSL market in 2006 and into 2007. Due to this severe decline in our legacy Japan ADSL business, we expect our 2007 net loss to significantly increase as we do not expect to recognize any material revenue from our 2007 product introductions until the second half of 2007. Our first quarter 2007 net loss was $5.9 million.

Since inception, our net revenues have been derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2006, 2005 and 2004 and this trend has continued to have a severe adverse impact on our financial performance. Our Japan ADSL revenues declined 35%, 17% and 45% in 2006, 2005 and 2004, respectively. We expect that the new subscriber rate in Japan in 2007 will be lower than the rate experienced in 2006. We expect that our ADSL business will grow slightly outside Japan in 2007, which is anticipated to partially offset the dramatic decline in Japan.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by penetrating the VDSL, VoIP and FTTP markets.

We have recently introduced our next generation DSL products, which are very-high-data-rate DSL, or VDSL2, products. We anticipate that they will begin to contribute to revenues starting in late 2007, although this depends on the deployment schedules of end customers, which have been subject to occasional delays. Based on feedback from our customers in Japan, Asia, North America and Europe, we believe that our Arion™ products, with our eXtremeVDSL2™ technology, have high-performance in power consumption, data rates, reach and interoperability. Our VDSL2 products are in laboratory evaluations at several customers. However, there can be no assurance that our products will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Our VoIP revenues vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Our VoIP revenues were $2.3 million in the three months ended March 31, 2007, and $1.6 million in the three months ended December 31, 2006. We expect our net revenues from VoIP in the second quarter of 2007 to grow compared to the first quarter of 2007. We recently expanded our VoIP product line by introducing the PalladiaTM 400 product family, which delivers the industry's first integrated VoIP solution for the ADSL market. The Palladia 400 went into volume production in the first quarter of 2007.

Our FTTP revenues were $252,000 and $1.2 million in the three months ended March 31, 2007 and 2006, respectively, and $4.0 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. We have been heavily engaged in the development of gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips called ME300 earlier this year. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. This was done to mitigate our risk and to improve our chances of success in our primary target market, Japan. We refer to this EPON chip as the ME250. Our customer has agreed to validate both the ME250 and ME300 solutions.

However, we and this customer recently decided to move forward with the ME250 for this customer as the principal telecommunications service provider has already accepted the ME250 test results from our customer and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 PON chips. Our customer's FTTP system with the ME250 must still be validated by the principal telecommunications service provider and it must obtain the anticipated market share of the principal telecommunications service provider business for us to grow our FTTP revenues in 2007 and beyond. There can be no assurance that our customer's FTTP system with the ME250 will be validated by the principal telecommunications service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all. Even if all this occurs, we do not expect to recognize any appreciable revenues from this product until the third quarter of 2007 at the earliest.

Additionally, the validation of the ME300 is continuing as well. If the ME300 is validated, it will be the platform that we will generally market going forward with other customers, due to its more aggressive integration and ease of roadmap migration. There can be no assurance that the ME300 will be validated or selected by any customer and even if it is, that it will meet our customers' requirements or that our customers will purchase this product.

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

In the past, we have experienced high employee turnover within our marketing and engineering groups. Over the last few months, our turnover rate has been substantially lower and we are cautiously optimistic that we will continue to see lower turnover rates than in the past. However, if we were again to experience high employee turnover, particularly in our marketing and engineering groups, that could have a negative affect on us and our ability to achieve our plans. Moreover, it would take time and substantial resources to replace these employees and there is no assurance that we will be able to attract sufficient numbers of appropriately qualified employees.

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

Our planned actions for 2007 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber growth, the successful deployment of our VDSL2 products, the successful qualification and deployment of our FTTP products and the ME250 in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus, including a possible transition out of one or more of our product lines, and restructuring our business to realign our resources and reduce our expenses.

Moreover, particularly as our quarterly net revenues for the second quarter of 2007 are expected to be lower than net revenues for the first quarter of 2007, we anticipate that both our losses and negative operating cash flow will continue. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth under item 1A, "Risk Factors," of this report.

Our operating results for 2006 and beyond have been and will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of March 31, 2007, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R) using the assumptions we had in effect as of that date, was approximately $1.8 million, net of estimated forfeitures of $349,000. That total cost is expected to be recognized over an estimated weighted average remaining period of 1.1 years.

Net Revenues. DSL revenues accounted for 76%, 77%, 79% and 94% of our net revenues for the three months ended March 31, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. NEC accounted for 23%, 23%, 26% and 42% of our net revenues for the three months ended March 31, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Sumitomo accounted for 26%, 35% and 35% of our net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the years ended December 31, 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 35% and 16% of our net revenues for the three months ended March 31, 2007 and for the year ended December 31, 2006. Huawei accounted for 10% of net revenues for the three months ended March 31, 2007. No other customer accounted for 10% or more of our net revenues during the three months ended March 31, 2007 and during the years ended December 31, 2006, 2005 and 2004.

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

Competition and technological change in the rapidly evolving DSL, VoIP and optical networking markets have influenced, and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures including technological advances. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer and product mix. We are increasingly selling into certain markets where pricing is very competitive. As a result, our gross margins are lower in these markets. If the gross profit generated from these markets is not sufficient to offset the cost of business in these markets, this may have a negative impact on our financial results.

Cost of Revenues: We are a fabless semiconductor company: we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, overhead associated with procurement and production engineering, provisions for excess and obsolete inventories, and product warranty costs.

Research and Development Expenses: Research and development (R&D) expenses consist primarily of employee compensation including stock compensation expense and related personnel expenses, fees paid to consultants, non-recurring engineering, prototype costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

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

Provision for Income Taxes: The provisions for income taxes relate to current taxes payable for income generated by the Company's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards, research and development tax credits and reserves and accruals not currently deductible.

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

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R) is a very complex accounting standard. Applying this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements.

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

Results of Operations for the three months ended March 31, 2007 and 2006

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2007	2006
Net revenues	100%	100%
Cost of revenues	48	43
Gross profit	52	57
Operating expenses:
Research and development	64	33
Selling, general and administrative	47	28
Total operating expenses	111	61
Operating loss	(59)	(4)
Interest income and other, net	6	2
Loss before provision
for income taxes	(53)	(2)
Provision for income taxes	3	*
Net loss	(56) %	(2) %

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three months ended March 31, 2007 and 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 10,552	100%	$ 20,254	100%	$ (9,702)	-48%
Cost of revenues	5,058	48%	8,741	43%	(3,683)	-42%
Gross Profit	$ 5,494	52%	$ 11,513	57%	$ (6,019)	-52%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 8,000	76%	$ 16,509	82%	$ (8,509)	-52%
VoIP	2,300	22%	2,535	12%	(235)	-9%
FTTP	252	2%	1,210	6%	(958)	-79%
Net revenues	$ 10,552	100%	$ 20,254	100%	$ (9,702)	-48%

Net revenues for the three months ended March 31, 2007 were $10.6 million, compared with $20.3 million for the three months ended March 31, 2006, a decrease of $9.7 million or 48%. Our revenues have been dramatically impacted by the significant decline in our Japan ADSL revenues partially offset by a slight increase in non-Japan ADSL revenue.

Revenues from our DSL products accounted for $8.0 million, or 76%, of net revenues for the three months ended March 31, 2007, as compared to $16.5 million, or 82%, of net revenues for the three months ended March 31, 2006. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan and to a lesser extent, by a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Total revenues from Japan comprised 34% and 65% of our net revenues for the three months ended March 31, 2007 and 2006, respectively. Japan's DSL market has been an important part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing decreasing number of new ADSL subscribers in Japan will likely continue to impact our future revenues adversely. DSL revenues from Japan decreased by $8.7 million, or 72%, to $3.3 million for the three months ended March 31, 2007 as compared to $12.0 million for the three months ended March 31, 2006.

Revenues from VoIP products accounted for $2.3 million of revenues in the three months ended March 31, 2007 as compared to $2.5 million in the three months ended March 31, 2006, or 22% and 12% of net revenues, respectively. The decrease in VoIP revenues for the three months ended March 31, 2007 was primarily due to lower unit shipments. Our VoIP revenues can vary significantly from quarter to quarter as they are currently concentrated with only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will grow in the second quarter of 2007.

Revenues from our FTTP products accounted for $252,000 of revenues in the three months ended March 31, 2007 as compared to $1.2 million in the three months ended March 31, 2006, or 2% and 6% of net revenues, respectively. The decline in FTTP revenue was primarily due to lower unit shipments. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including successful qualification of our customer's FTTP system with the ME250 chips and the purchase of significant quantities of these products by our customers. The FTTP system with the ME250 chips is in the qualification process at a principal telecommunications service provider in Japan. However, the amount and timing of any future revenue from this product is dependent on successful completion of this qualification process and the extent to which our customer purchases this product, based on the targeted service provider's purchase and deployment of our customer's FTTP system.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended March 31,
	2007	2006
Marconi Corporation Plc **	35%	*
NEC	23%	32%
Huawei Technologies Corporation	10%	*
Sumitomo Electric Industries	*	32%
Lucent	*	11%

_______________
* Less than 10%
** Acquired by Ericsson in January 2006

Revenues from Japan, which have been largely attributable to our DSL products, were $3.6 million and $13.2 million for the three months ended March 31, 2007 and 2006, respectively. We anticipate DSL revenues from Japan to increase slightly in the coming quarter.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased to $5.5 million for the three months ended March 31, 2007 as compared to $11.5 million for the three months ended March 31, 2006. The $6.0 million decrease in gross profit was primarily attributable to lower DSL and Optical revenues partially offset by an increase in VoIP revenues. The gross margin decreased to 52% for the three month period ended March 31, 2007 as compared to 57% in the respective period of 2006. Additionally, the gross margins in the three month period ended March 31, 2007 were negatively impacted by declining average selling prices and yield issues partially offset by decreased royalty expense. Our future gross profit margins may be further affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and write-down of excess or obsolete inventory, among other factors.

Research and Development Expenses. Research and development expenditures increased by 2% to $6.7 million for the three months ended March 31, 2007 as compared to $6.6 million for the three months ended March 31, 2006. The $0.1 million increase was primarily due to $0.3 million increase in new product development costs and $0.2 million increase in engineering design tools expense partially offset by $0.4 million in lower employee compensation and related expenses.

We expect research and development expenses to be higher in the second quarter of 2007 compared to the first quarter of 2007 as we anticipate increased program development. We hold 36 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 14%, to $5.0 million for the three months ended March 31, 2007 as compared to $5.8 million for the three months ended March 31, 2006. The $0.8 million decrease was primarily due to $0.6 million in decreased employee compensation and related expenses, $0.3 million in lower commissions expense and $0.2 million in lower stock-based compensation expense, partially offset by increases of $0.2 million in consulting and $0.1 million in legal expenses.

We expect that selling, general and administrative expenses in the second quarter of 2007 will be steady to lower in absolute dollars and slightly higher as a percentage of revenues compared to the first quarter of 2007. Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Interest Income, Net. Interest income, net, was $688,000 for the three months ended March 31, 2007 as compared to $616,000 for the three months ended March 31, 2006. The increases were due to the impact of higher interest rates in 2007 partially offset by a lower cash balance available for investment.

Provision for Income Taxes. Income tax expense was $334,000 for each of the three months ended March 31, 2007 and 2006. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force No. 06-2 ("EITF 06-2"), "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43". EITF 06-2 provides guidance that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. EITF 06-2 allows for adoption through retrospective application to all prior periods or through a cumulative-effect adjustment to retained earnings. We adopted EITF 06-2 through a cumulative-effect adjustment resulting in an additional liability and a reduction to retained earnings of approximately $937,000 in the first quarter of 2007. In prior years, Centillium expensed the benefit at the time the benefit was incurred.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this statement could have on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Our future capital requirements depend on many factors that affect our research and development, and sales and marketing activities. As our quarterly net revenues for the first and second quarters of 2007 were and are expected to be substantially lower than revenues for the prior quarters of 2006, we anticipate that our cash used in operations will increase significantly. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for 2007and the first quarter of 2008. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that our existing and potential customer base will continue to grow and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section entitled "Risk Factors".

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

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At March 31, 2007, we had $52.6 million in cash, cash equivalents and short-term investments as compared to $55.4 million at December 31, 2006.

Operating activities for the three months ended March 31, 2007 used $2.6 million in cash primarily due to our $5.9 million net loss adjusted for non-cash expenses of $0.6 million for stock-based compensation expense and $0.5 million for depreciation and amortization, partially offset by cash provided of $2.2 million for net changes in assets and liabilities. The net changes in assets and liabilities were primarily due to decreases in accounts receivable of $1.8 million, inventories of $1.3 million, other assets of $0.4 million and increases of $0.3 million in accrued compensation and related expenses, and $0.1 million in accrued liabilities partially offset by decreases of $1.1 million in accounts payable, $0.1 million in other long-term liabilities and increases of $0.5 million in other assets. The decrease in accounts receivable resulted from more linear shipments in the three months ended March 31, 2007, as compared to the three months ended December 31, 2006. The decrease in inventories was primarily attributable to our ability to accurately forecast our customer product mix. The decrease in other assets was primarily due to the amortization of software design tools. The increase in accrued compensation and related expense was due to payroll timing and increased bonus accrual. The increase in accrued liabilities was due to an increased tax accrual offset by payment of accrued professional services. The accounts payable decrease was primarily due to the timing of inventory receipts during the first quarter. The increase in other assets was due to capitalization of intellectual property.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2007. Net cash used in investing activities related to purchases of available-for-sale securities of $4.3 million and the purchase of $0.2 million of property and equipment partially offset by sales and maturities of available-for-sale securities of $3.5 million.

No net cash was provided by financing activities for the three months ended March 31, 2007.

Our principal source of liquidity as of March 31, 2007 consisted of $52.6 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products, litigation outcomes and the other risks listed in the "Risk Factors" section of this report.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases - facilities	$ 3,656	$ 1,001	$ 2,655	$ -	$ -
Operating leases - software	9,282	4,991	4,291	-	-
Purchase obligations	2,775	2,775	-	-	-
Total	$ 15,713	$ 8,767	$ 6,946	$ -	$ -

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2007, all of our investments were in money market funds, high quality commercial paper and government and non- government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $146,000 in the fair value of our available-for-sale securities as of March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty and fraud and concealment in connection with certain products that Accton purchased in 2002 and 2003. The complaint seeks monetary damages against Centillium. The suit is in process, and the Court recently set an October 2007 trial date. We do not believe it is feasible to predict or determine the outcome or resolution of this litigation with any certainty at this point. We are continuing to defend ourselves against these claims vigorously. We have already incurred and are likely to continue to incur substantial expenses in our defense against these claims. An unfavorable ruling or other resolution could have a material adverse impact on our financial position, results of operations and cash flows.

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

We have not reported an operating profit for any year since our inception and experienced net losses of $5.9 million in the first quarter of 2007 and net losses of $10.7 million, $11.3 million and $43.1 million in 2006, 2005 and 2004, respectively. Additionally, stock-based compensation expense required to be recorded in our financial statements by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

Our success will depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve profitability. If we ever become profitable, we may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of optical networking and VoIP products, which has not resulted in significant revenues, as well as our focus on major enhancements and improvements to our DSL products. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of ADSL in Japan and other factors specific to Japan have negatively affected and will probably continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new ADSL subscribers in Japan, but that market has been declining significantly in recent periods. Revenues from Japan comprised 34% and 65% of our net revenues in the three months ended March 31, 2007 and 2006, respectively. Revenues from Japan comprised 52%, 64% and 78% of our net revenues for 2006, 2005 and 2004, respectively. Revenues from Japan in 2006 as compared to 2005, which have been largely attributable to our ADSL products, decreased by $15.6 million, or 32%. We believe there will be a substantial decrease in the number of new ADSL subscribers in Japan in 2007 and beyond, which will negatively affect our future revenues.

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

Historically, our revenues have been derived primarily from the sale of our ADSL products. ADSL revenues accounted for 76%, 77%, 79% and 94% of our net revenues for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. We also expect to face increasing pricing pressures in the ADSL markets outside of Japan. If we are unsuccessful in generating meaningful sales of our ADSL products outside of Japan and our VDSL2, VoIP and FTTP products, we may not be able to achieve or sustain profitability.

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products, which could give rise to substantial costs and disruption of our existing operations and sales efforts. Moreover, if we are unsuccessful in introducing or acquiring new products, we may be unable to attract new customers or to retain our existing customers, which would materially and adversely affect our results of operations. For example, we recently entered into an agreement with a third party that gives us exclusive rights to an EPON chip that they developed, which we refer to as the ME250. A customer has agreed to purchase this EPON chip for its FTTP system for approximately three years. However, our customer's FTTP system with this EPON chip must still be validated by the principal telecommunications service provider, and that system must obtain the anticipated market share of the principal telecommunications service provider business for us to significantly grow our FTTP revenues in 2007 and beyond. We cannot predict whether this EPON chip, which we did not design, will contain unexpected performance problems or whether we will encounter unexpected difficulties with the supply of this chip. There also can be no assurance that our customer's FTTP system with this EPON chip will be validated by the targeted service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all.

In the first quarter of 2007, we also introduced our own next generation PON chip. It is in the process of being validated by our customer. If it is validated, it will be the platform that we will market going forward with other customers. If we are not successful with this PON chip, however, it could lead us to decide to scale down or exit our own optical product line. This could have a materially adverse effect on our results of operations for 2007 and would impair our growth prospects. Even if we are successful in convincing a customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the fourth quarter of 2007 at the earliest. There can be no assurance that our PON chip will validate or will meet customer requirements now or in the future and that even if it does meet these requirements, that our customers will purchase this product.

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

We sell our products primarily to network equipment manufacturers. NEC accounted for 23%, 23%, 26% and 42% of our net revenues for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Sumitomo accounted for 26%, 35% and 35% of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 12% and 13% of net revenues for the years ended December 31, 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 35% of net revenues for the three months ended March 31, 2007 and 16% of our net revenues for the year ended December 31, 2006. Huawei accounted for 10% of our net revenues for the three months ended March 31, 2007. No other customer accounted for 10% or more of our net revenues during the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

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

Our operating results have fluctuated from quarter to quarter based on a number of factors, many of which are outside of our control. These factors include: the size, timing and shipment of orders, especially large orders from our largest customers; increasing operating expenses, difficulty forecasting customers' order levels, because they are susceptible to changes in customers' strategies, budgets and success in selling their own systems; excess inventory resulting from the need to make purchasing decisions in advance of customer purchase orders and from any deferred or canceled orders; ongoing pricing pressure; and limitations on our ability to further reduce fixed expenses to correspond to declines in revenues.

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

The market for communications semiconductor and software solutions is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have entered or may enter the market segments adjacent to or addressed by our products. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. We also face competition from customers' or prospective customers' own internal development efforts. Any of these competitors may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

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

As a fabless semiconductor company that neither owns nor operates a fabrication or manufacturing facility, we are heavily dependent on certain suppliers. We obtain certain parts, components and packaging used in the delivery of our products from sole or limited sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Co., Ltd and Semiconductor Manufacturing International Corporation. We will also be entirely dependent on a single third party for the supply of the ME250 EPON chip for our optical business targeting the principal telecommunications service provider in Japan. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole or limited source suppliers may:

  experience delays in meeting our customer demand on a timely basis, or at all;

  enter into exclusive arrangements with our competitors or compete with us through their own development efforts;

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

In addition, our FTTP PON products, including the ME250 chip which we recently licensed on an exclusive basis from a third party, are based on a variant of passive optical networking technology that is utilized by a few service providers in Japan and Asia. Accordingly, even if service providers deploy FTTP more widely in the future, demand for our products may not increase to a commensurate extent or at all.

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

The sales cycle of our products is lengthy and typically involves a detailed initial technical evaluation of our products by our prospective customers, followed by the design, construction and testing of prototypes incorporating our products. Our customers' evaluation can include lengthy product approval processes. In the past, we have experienced delays and difficulties in obtaining product approvals from some customers. Only after evaluation, approval and prototyping are complete will we receive a purchase order from a customer for volume shipments. This process generally takes from 9 to 12 months, and may last longer. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP products. Given this lengthy sales cycle, it is difficult to accurately predict when sales to a particular customer will occur. In addition, we may experience unexpected delays in orders from customers, which may prevent us from realizing forecasted sales for a particular period and in turn adversely impact our stock price. Our products are typically sold to equipment manufacturers, who incorporate our products in the products that they in turn sell to consumers or to network service providers. As a result, any delay by our customers, or by our customers' customers, in the manufacture or distribution of their products will result in a delay in obtaining orders for our products, which could cause our business and results to suffer.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 50%, 70%, 74% and 86% of our net revenues for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Customers located in Europe accounted for 40%, 17%, 7% and 1% of our net revenues for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

We do not expect to generate cash from operations for the foreseeable future, and our cash, cash equivalents and short-term investments balance declined from $55.4 million as of December 31, 2006 to $52.6 million as of March 31, 2007. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. The terms of any new debt or equity financing may also include restrictive covenants that impair our business flexibility. If we are unable to obtain this additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

Additional slowdowns in spending in the telecommunications industry have affected and may continue to negatively affect our business and operating results.

The worldwide telecommunications industry, including the broadband communications segment, has experienced pronounced economic downturns that result in delays in the build-out of new infrastructure, lower equipment production volumes, and reductions in component inventory levels. Any such downturn could result in lower than expected demand for our products, excess inventories and intensified pricing pressures, which could have a material adverse effect on our revenues and results of operations generally, and could cause the market price of our common stock to decline. Specifically, during the most recent downturn in the telecommunications industry, we experienced:

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

We have incurred, and expect to continue to incur, increased costs as a result of being a public company.

Laws and regulations affecting U.S. public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and rules enacted by the SEC and the Nasdaq Stock Market, have resulted in substantially increased costs to us. In particular, the costs to comply with Section 404 of Sarbanes-Oxley, as presently in effect, has and could continue to have an adverse effect on our results of operations. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

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

Our products are complex and have contained errors, defects and bugs when introduced and revised. In the future we may experience further errors, defects and bugs. In the past, we have experienced, and may in the future experience, defects and bugs in our products. If we deliver products with errors, defects or bugs or products that have reliability, quality or compatibility problems, our credibility and the market acceptance and sales of our products could be harmed, which could adversely affect our ability to retain existing customers or attract new customers. Further, if our products contain errors, defects and bugs, then we may be required to expend significant capital and resources to alleviate such problems and may have our sales to customers interrupted or delayed. If any of these problems are not found until we have commenced commercial production, we may be required to incur additional development costs and product repair or replacement costs. Defects could also lead to potential liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify some of our customers in some circumstances against liability from defects in our products. A successful product liability claim could seriously harm our business, financial condition and results of operations, and may divert our technical and other resources from other development efforts.

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

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could harm our operating results, our ability to operate our business and our investors' view of us.

If we fail to maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. There is a risk that neither we, nor our independent registered public accounting firm, will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Effective internal controls, particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

4.2(1)	Bylaws of the Registrant.

10.55	Amended and Restated Change of Control Agreement between the Registrant and Linda Reddick dated as of February 16, 2007.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: May 10, 2007	Linda C. Reddick Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant.

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

4.2(1)	Bylaws of the Registrant.

10.55	Amended and Restated Change of Control Agreement between the Registrant and Linda Reddick dated as of February 16, 2007. PDF as a courtesy

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.