Form 10-Q
period 2007-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2007-08-09
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 31, 2007 was 41,381,707.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 21,691	$ 26,121
Short-term investments	26,356	29,278
Accounts receivable (net of allowance for doubtful accounts
of $66 at June 30, 2007 and $80 at December 31, 2006)	4,143	6,266
Inventories	3,843	4,968
Other current assets	2,684	2,985
Total current assets	58,717	69,618
Property and equipment, net	2,164	2,702
Other assets	1,449	578
Total assets	$ 62,330	$ 72,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 6,203	$ 6,505
Accrued compensation and related expenses	3,972	3,249
Accrued liabilities and other	24,028	21,118
Total current liabilities	34,203	30,872

Long-term liabilities:
Other long-term liabilities	1,581	1,228
Total liabilities	35,784	32,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,390,925 at June 30, 2007 and 41,147,312 at
December 31, 2006	41	41
Additional paid-in capital	253,416	251,964
Accumulated deficit	(226,886)	(211,189)
Accumulated other comprehensive loss	(25)	(18)
Total stockholders' equity	26,546	40,798
Total liabilities and stockholders' equity	$ 62,330	$ 72,898

_____________

*   Derived from audited financial statements at December 31, 2006

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net revenues	$ 10,004	$ 18,260	$ 20,556	$ 38,514
Cost of revenues (a)	4,491	8,667	9,549	17,408
Gross profit	5,513	9,593	11,007	21,106

Operating expenses:
Research and development (a)	7,326	6,484	14,071	13,120
Selling, general and administrative (a)	5,144	5,325	10,135	11,097
Loss on settlement	2,500	-	2,500	-
Total operating expenses	14,970	11,809	26,706	24,217
Operating loss	(9,457)	(2,216)	(15,699)	(3,111)
Interest income and other, net	653	710	1,341	1,326
Loss before provision for income taxes	(8,804)	(1,506)	(14,358)	(1,785)
Provision for income taxes	68	62	402	96
Net loss	$ (8,872)	$ (1,568)	$ (14,760)	$ (1,881)

Basic and diluted net loss per share	$ (0.22)	$ (0.04)	$ (0.36)	$ (0.05)

Shares used to compute basic and diluted net loss per share	41,229	40,514	41,189	40,398

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 9	$ 9	$ 19	$ 31
Research and development	225	317	466	666
Selling, general and admininstrative	261	471	597	994
	$ 495	$ 797	$ 1,082	$ 1,691

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (14,760)	$ (1,881)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	918	1,205
Stock-based compensation expense	1,082	1,716
Changes in operating assets and liabilities:
Accounts receivable	2,123	1,058
Inventories	1,125	(3,789)
Other current assets	301	(1)
Other assets	(871)	97
Accounts payable	(302)	3,445
Accrued compensation and related expenses	160	(481)
Accrued liabilities	2,910	1,181
Other long-term liabilities	(21)	(319)
Net cash provided by (used in) operating activities	(7,335)	2,231
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(24,410)	(47,996)
Maturities of available-for-sale securities	27,325	41,101
Purchases of property and equipment	(380)	(374)
Net cash used in investing activities	2,535	(7,269)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	370	1,074
Net cash provided by financing activities	370	1,074

Net (decrease) increase in cash and cash equivalents	(4,430)	(3,964)
Cash and cash equivalents at beginning of period	26,121	39,440
Cash and cash equivalents at end of period	$ 21,691	$ 35,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for income taxes	$ 204	$ 28

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and its consolidated cash flows for the six months ended June 30, 2007 and 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of this statement could have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the impact, if any, the adoption of SFAS 159 could have on its financial position, results of operations or cash flows.

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

Risk-Free Interest Rate-The Company bases the risk-free interest rate used in the Black- Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures-When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

Fair Value-The fair value of the Company's stock options granted to employees for the three and six months ended June 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Option Plan Shares
Expected term (in years)	2.5 years	2.7 years	2.52 years	2.7 years
Volatility	66%	71%	66%	71%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	4.98%	5.19%	4.94%	4.92%
Estimated forfeitures	7.74%	7.00%	7.74%	7.00%

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	69%	72%	69%	72%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	5.10%	4.37%	5.10%	4.37%

Stock Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), we recorded $495,000 and $797,000 of stock compensation expense in our consolidated statement of operations for the three months ended June 30, 2007 and 2006, and $1.1 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. We utilized the Black−Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At June 30, 2007 and 2006, the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.3 million and $2.8 million, respectively, net of estimated forfeitures of $360,000 and $493,000, respectively. The stock compensation cost which related to unvested stock options is approximately $1.5 million, which will be amortized on an accelerated basis over a weighted-average remaining period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures. The stock compensation costs related to restricted stock units is approximately $0.8 million, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 1.7 years, and will be adjusted for subsequent changes in estimated forfeitures.

The following is a summary of additional information with respect to the stock option plans as of June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2007	8,066,231	$ 4.61
Granted	512,500	$ 1.98
Exercised	(5,830)	$ 1.35
Forfeitures and cancellations	(779,966)	$ 4.79
Outstanding at June 30,2007	7,792,935	$ 4.42	6.19	$ 317
Vested and expected to vest at
June 30, 2007	7,489,390	$ 4.50	6.09	$ 306
Exercisable at June 30, 2007	5,722,390	$ 5.09	5.32	$ 248

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. The fair value of our restricted stock units is calculated based upon the fair market value of our Company stock at the date of grant. Restricted stock unit activity for the six months ended June 30, 2007 is summarized below:
	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Balance at January 1, 2007	527,280	$ 0.001
Awarded	13,825	$ 0.001
Canceled or forfeited	(42,500)	$ 0.001
Balance at June 30, 2007	498,605	$ 0.001	1.63	$ 1,042

Vested and expected to vest at
June 30, 2007	419,571	$ 0.001	1.53	$ 877
Exercisable at June 30, 2007	-	$ -	-	$ -

The weighted-average fair value on the date of the grant for the outstanding restricted stock units as of June 30, 2007 is $1.96.

Employee Stock Purchase Plan Information

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan, or ESPP, and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 386,642, 489,880, and 634,207 shares of common stock during years 2006, 2005 and 2004, respectively.

In connection with the ESPP, on May 31, 2007, 217,783 shares were issued at a purchase price per share of $1.666. During the three and six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company's ESPP was $92,340. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under the Company's ESPP was $21,049.

4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company is obligated to make future payments of $9.5 million in connection with certain software licensing arrangements.

In 2005, the Company recorded $2.2 million in charges for surplus space in its Fremont, California location, which it abandoned. The Company increased the surplus space reserve, to extend the estimated vacant lease period, by $308,000 during the three months ended June 30, 2007. The operating lease for this location expires in February 2011. Centillium has no future use for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the statement of operations.

Charges to the surplus space liability as of June 30, 2007 are as below (in thousands):

Surplus space charges:	Amount
Ending surplus space liability balance at December 31, 2006	$ 1,084
Lease payments offset against liability during the three months ended
March 31, 2007	(122)
Lease payments offset against liability during the three months ended
June 30, 2007	(124)
Increase surplus space reserve	308
Ending surplus space liability balance at June 30, 2007	$ 1,146

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of June 30, 2007, the Company's non-cancelable purchase obligations for wafers and masks, all expected to be delivered within the next six months, were $2.9 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations and it had $4.1 million in liabilities recorded for certain of these obligations as of June 30, 2007.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium Communications, Inc. in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003.  The complaint sought monetary damages against Centillium.  Centillium disputed each of these claims. The parties settled the dispute on July 12, 2007. The Company has accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

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

5. Balance Sheet Information

Inventories (in thousands):

	June 30,	December 31,
	2007	2006
Work-in-process	$ 1,686	$ 3,125
Finished goods	2,157	1,843
	$ 3,843	$ 4,968

Property and equipment, net (in thousands):

	June 30,	December 31,
	2007	2006
Equipment and software	$ 26,771	$ 26,418
Furniture and fixtures	470	1,108
Leasehold improvements	1,439	1,439
	28,680	28,965
Accumulated depreciation and amortization	(26,516)	(26,263)
Property and equipment, net	$ 2,164	$ 2,702

Accrued liabilities and other (in thousands):

	June 30,	December 31,
	2007	2006
Accrued royalties	$ 17,853	$ 17,523
Accrued loss on settlement	2,500	-
Accrued other liabilities	3,675	3,595
	$ 24,028	$ 21,118

Warranty reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$ 242	$ 122	$ 242	$ 112
Product warranty accruals	(39)	105	(22)	119
Warranty costs incurred	(11)	(75)	(28)	(79)
Balance at end of period	$ 192	$ 152	$ 192	$ 152

Effective January 1, 2007, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences." As a result of the implementation of EITF No.06-02, the Company recognized an increase of approximately $0.9 million in accrued and long-term liabilities, which resulted in a net increase of $0.9 million in the opening balance of accumulated deficit at March 31, 2007. In prior years, the benefit was expensed at the time the benefit was incurred.

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	June 30, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 9,356	$ -	$ 9,356
Commercial paper	7,879	(3)	7,876
	17,235	(3)	17,232
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	18,778	(17)	18,761
Corporate bonds	7,600	(5)	7,595
	26,378	(22)	26,356

Total	$ 43,613	$ (25)	$ 43,588

	December 31, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 21,424	$ -	$ 21,424
Commercial paper	539	-	539
	21,963	-	21,963
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	17,835	(5)	17,830
Corporate bonds	11,461	(13)	11,448
	29,296	(18)	29,278

Total	$ 51,259	$ (18)	$ 51,241

The estimated fair value of short-term investments is based on quoted market prices.

7. Provision for Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). As a result of the implementation of FIN 48, we recognized a $300,000 adjustment to the liability for uncertain tax positions and recorded an income tax expense in the quarter ended March 31, 2007.  As of January 1, 2007 and June 30, 2007, we had approximately $97,000 and $397,000 of unrecognized tax benefits all of which would impact our effective tax rate if recognized. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company recorded $75,000 of accrued interest associated with any unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operations. All tax years from inception remain open to examination by the Internal Revenue Service, the State of California and various states until such time as the net operating losses and research credits are either fully utilized or expire.  The foreign tax jurisdictions remain open to examination for the years between 2002 to 2006. Although timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits would materially change in the next 12 months.

The provision for income taxes for the three and six months ended June 30, 2007 and 2006 relates to taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

8. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$ (8,872)	$ (1,568)	$ (14,760)	$ (1,881)
Basic and diluted weighted average
shares used to compute basic and
diluted net loss per share	41,229	40,514	41,189	40,398

Basic and diluted net loss
per common share	$ (0.22)	$ (0.04)	$ (0.36)	$ (0.05)

Centillium has excluded all outstanding stock options from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options to purchase approximately 7,793,000 and 8,379,000 shares of common stock have been excluded at June 30, 2007 and 2006, respectively.

9. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss as reported	$ (8,872)	$ (1,568)	$ (14,760)	$ (1,881)
Change in unrealized gain on
available-for-sale investments	(10)	5	(7)	14
Total comprehensive loss	$ (8,882)	$ (1,563)	$ (14,767)	$ (1,867)

10. Business Segment Information and Customer Concentration

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Geographic sales information is based on the location of the Company's end customer.

The following customers, two of which are in Japan, NEC and Sumitomo, accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sumitomo Electric Industries	27%	24%	18%	28%
Marconi Corporation Plc **	25%	11%	30%	*
NEC	19%	23%	21%	28%
Lucent	12%	13%	10%	12%

_____________
*    Less than 10%
**    Acquired by Ericsson in January 2006. Indirect revenues through distributor.

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Japan	$ 4,677	$ 9,366	$ 8,294	$ 22,589
Europe	3,175	2,230	7,409	3,287
United States	1,332	2,486	2,341	5,087
China	431	1,974	1,540	2,977
Taiwan	-	1,030	257	3,357
Other Asia-Pacific	389	1,174	715	1,217
	$ 10,004	$ 18,260	$ 20,556	$ 38,514

Long-lived assets by geographical area were as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$ 2,424	$ 1,980
India	910	1,045
Other	279	255
	$ 3,613	$ 3,280

11. Related Party Transactions

One of Centillium's former directors is also a director since 2004 of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. This former director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. This director resigned from our Board in March of 2007 for reasons unrelated to the license.

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

Overview

We design, develop and supply highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our DSL business currently comprises our Asymmetric DSL (ADSL), products. The next generation of our DSL products comprises our very-high-data-rate DSL, or VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

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

We have not reported an operating profit for any year since inception and experienced net losses of approximately $14.8 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

Our revenues were $20.6 million compared with $38.5 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of 47%. Furthermore, in 2006 our net revenues were $64.6 million, compared with $76.1 million in 2005, a decrease of 15%. We experienced a significant revenue decline in the Japan ADSL market in 2006 and into 2007. Due to this severe decline in our legacy Japan ADSL business, we expect our 2007 net loss to significantly increase, compared to 2006, as we do not expect to recognize any material revenue from our 2007 product introductions until late 2007 or, early 2008, at the earliest. Our net loss for the six months ended June 30, 2007 was $14.8 million, compared to $1.9 million for the six months ended June 30, 2006.

Since inception, a substantial portion of our net revenues have been derived from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2006, 2005 and 2004 and this trend has continued in 2007, resulting in a severe adverse impact on our financial performance. Our Japan ADSL revenues declined 35%, 17% and 45% in 2006, 2005 and 2004, respectively. We expect that the new subscriber rate in Japan in 2007 will be lower than the rate experienced in 2006.

We must achieve substantial revenue growth and continue to control expenses to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in diversifying our DSL business to markets outside of Japan and diversifying our business by penetrating the VDSL, VoIP and FTTP markets.

We have recently introduced our next generation DSL products, which are very-high-data-rate DSL, or VDSL2, products. We anticipate that they will begin to contribute to revenues starting in early 2008 although this depends on the deployment schedules of end customers, which have been subject to occasional delays. Based on feedback from our customers in Japan, Asia, North America and Europe, we believe that our Arion™ products, with our eXtremeVDSL2™ technology, have high-performance in power consumption, data rates, reach and interoperability. Our VDSL2 products are in laboratory evaluations at several customers. However, there can be no assurance that our products will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Our VoIP revenues vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Moreover, sales of our VoIP products may be concentrated with a relatively limited number of customers, which may cause our sales to vary widely depending on changes even in a single customer's deployment schedule and testing requirements. Our VoIP revenues were $2.9 million in the three months ended June 30, 2007, and $2.3 million in the three months ended March 31, 2007. We expect our net revenues from VoIP in the third quarter of 2007 to decline compared to the second quarter of 2007. We recently expanded our VoIP product line by introducing the PalladiaTM 400 product family, which delivers the industry's first integrated VoIP solution for the ADSL market. The Palladia 400 went into volume production in the first quarter of 2007.

Our FTTP revenues were $649,000 and $2.1 million in the six months ended June 30, 2007 and 2006, respectively, and $4.0 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. We have been heavily engaged in the development of a gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300, earlier this year. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. Obtaining these exclusive rights to this chip allows us to mitigate our risk and to improve our chances of success by providing us with additional technology to penetrate our primary target market, Japan. We refer to this EPON chip as the ME250.

After discussions with one customer, we jointly decided to move forward with the ME250 for this customer as the principal telecommunications service provider has already accepted this customer's internal ME250 test results and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 PON chips. This customer's FTTP system with the ME250 must still be validated by the principal telecommunications service provider and it must obtain the anticipated market share of the principal telecommunications service provider business for us to grow our FTTP revenues from this product in 2007 and beyond. There can be no assurance that our customer's FTTP system with the ME250 will be validated by the principal telecommunications service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all. Even if all this occurs, we do not expect to recognize any appreciable revenues from this product until the third quarter of 2007 at the earliest.

Additionally, the ME300 is also currently being validated internally by another customer. If the ME300 is validated, it will be the platform that we will generally market going forward with other customers, due to its more aggressive integration and ease of roadmap migration. There can be no assurance that the ME300 will be validated or selected by any customer and even if it is, that it will meet our customers' requirements or that our customers will purchase this product. Moreover, even if all this occurs, there can be no assurance that any of our customers' FTTP systems with the ME300 will be validated by the principal telecommunications service provider and even if it is, that this service provider will purchase any customer's FTTP systems with the ME300 in the anticipated quantities, if at all.

From 2004 to 2005, we reduced our operating expenses, primarily in the research and development area, by conducting more of our research and development in India, where costs are substantially lower than in the United States. However, these costs are beginning to rise significantly due to the growth in India's economy. Moreover, our ability to attract and retain the necessary qualified engineers is becoming more difficult due to increased competition for these engineers.

In the past, we have experienced high employee turnover within our marketing and engineering groups and we continue to see significant employee turnover. High employee turnover, particularly in our marketing and engineering groups, could have a negative affect on us and our ability to achieve our plans. Moreover, it would take time and substantial resources to replace these employees and there is no assurance that we will be able to attract sufficient numbers of appropriately qualified employees.

We have traditionally sold our products on the basis of our standard terms and conditions. We are increasingly being required to enter into sales agreements with key customers and potential customers as a condition to doing business with them. These agreements shift significantly more risk and cost onto us. Doing business under terms of this nature could increase our costs, cause us to bear greater inventory risk and increase our liabilities, which could materially affect our business, results of operations and financial condition.

Our planned actions for the second half of 2007 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber growth, the successful deployment of our VDSL2 products, the successful qualification and deployment of our FTTP products and the ME250 in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus, including a possible transition out of one or more of our product lines, and restructuring our business to realign our resources and reduce our expenses.

Moreover, particularly as our net revenues for the third quarter of 2007 are expected to be flat compared to our net revenues for the second quarter of 2007, we anticipate that both our losses and negative operating cash flow will continue. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth under Part II, item 1A, "Risk Factors," of this report.

Our operating results will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of June 30, 2007, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R) using the assumptions we had in effect as of that date, was approximately $2.3 million, net of estimated forfeitures of $360,000. That total cost is expected to be recognized over an estimated weighted average remaining period of 1.3 years.

Net Revenues. DSL revenues accounted for 72%, 77%, 79% and 94% of our net revenues for the six months ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. NEC accounted for 21%, 23%, 26% and 42% of our net revenues for the six months ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Sumitomo accounted for 18%, 26%, 35% and 35% of our net revenues for the six months ended June 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 10%,12% and 13% of net revenues for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 30% and 16% of our net revenues for the six months ended June 30, 2007 and for the year ended December 31, 2006. No other customer accounted for 10% or more of our net revenues during the six months ended June 30, 2007 and during the years ended December 31, 2006, 2005 and 2004.

While our sales have historically been denominated in U.S. dollars, major fluctuations in foreign currency exchange rates could materially impact our customers' demand for our products as most of our major customers are foreign entities.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP and FTTP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders will vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This volatility may become more pronounced as we continue to attempt to increase the proportion of total sales generated by our newer VoIP and FTTP products. Among other things, sales of these newer products may be concentrated with an even smaller number of customers than our DSL products, which may cause our sales to vary widely depending on changes in a single customer's deployment schedule and testing requirements.

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

The fair value of our restricted stock units is calculated based upon the fair market value of Company stock at the date of grant.

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

Results of Operations for the three and six months ended June 30, 2007 and 2006

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	45	47	46	45
Gross profit	55	53	54	55
Operating expenses:
Research and development	73	36	69	34
Selling, general and administrative	52	29	49	29
Loss on settlement	25	-	12	-
Total operating expenses	150	65	130	63
Operating loss	(95)	(12)	(76)	(8)
Interest income and other, net	7	4	7	3
Loss before provision
for income taxes	(88)	(8)	(69)	(5)
Provision for income taxes	(1)	(1)	(3)	*
Net loss	(89)%	(9)%	(72)%	(5)%

_____________________________
* Less than 1%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and six months ended June 30, 2007 and 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 10,004	100%	$ 18,260	100%	$ (8,256)	-45%
Cost of revenues	4,491	45%	8,667	47%	(4,176)	-48%
Gross Profit	$ 5,513	55%	$ 9,593	53%	$ (4,080)	-43%

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 20,556	100%	$ 38,514	100%	$ (17,958)	-47%
Cost of revenues	9,549	47%	17,408	45%	(7,859)	-48%
Gross Profit	$ 11,007	53%	$ 21,106	55%	$ (10,099)	-48%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 6,722	67%	$ 13,367	73%	$ (6,645)	-50%
VoIP	2,885	29%	3,983	22%	(1,098)	-28%
FTTP	397	4%	910	5%	(513)	-56%
Net revenues	$ 10,004	100%	$ 18,260	100%	$ (8,256)	-45%

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 14,722	72%	$ 29,876	77%	$ (15,154)	-51%
VoIP	5,185	25%	6,518	17%	(1,333)	-20%
FTTP	649	3%	2,120	6%	(1,471)	-69%
Net revenues	$ 20,556	100%	$ 38,514	100%	$ (17,958)	-47%

Net revenues for the three months ended June 30, 2007 were $10.0 million, compared with $18.3 million for the three months ended June 30, 2006, a decrease of $8.3 million or 45%. Net revenues for the six months ended June 30, 2007 were $20.6 million, compared with $38.5 million for the six months ended June 30, 2006, a decrease of $17.9 million or 46%. Our revenues have been dramatically impacted by the significant decline in our Japan ADSL revenues.

Revenues from our DSL products accounted for $6.7 million, or 67%, of net revenues for the three months ended June 30, 2007, as compared to $13.4 million, or 73%, of net revenues for the comparable period in 2006. Revenues from our DSL products accounted for $14.7 million, or 72%, of net revenues for the six months ended June 30, 2007, as compared to $29.9 million, or 77%, of net revenues for the comparable period in 2006. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan and to a lesser extent, by inventory corrections at our customers in China and Europe in the second quarter of 2007. Additionally, we experienced a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Total revenues from Japan comprised 40% and 59% of our net revenues for the six months ended June 30, 2007 and 2006, respectively. Japan's DSL market has been an important part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for Centillium's DSL products. Therefore, the continuing decreasing number of new ADSL subscribers in Japan will likely continue to impact our future revenues adversely. DSL revenues from Japan decreased by $12.8 million, or 63%, to $7.6 million for the six months ended June 30, 2007 as compared to $20.4 million for the six months ended June 30, 2006.

Revenues from VoIP products accounted for $2.9 million of revenues in the three months ended June 30, 2007 as compared to $4.0 million in the three months ended June 30, 2006, or 29% and 22% of net revenues, respectively. Revenues from VoIP products accounted for $5.2 million of revenues in the six months ended June 30, 2007 as compared to $6.5 million in the six months ended June 30, 2006, or 25% and 17% of net revenues, respectively. The decrease in VoIP revenues for the three and six months ended June 30, 2007 was primarily due to lower unit shipments. Our VoIP revenues can vary significantly from quarter to quarter as they are currently concentrated with only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will decline in the third quarter of 2007.

Revenues from our FTTP products accounted for $397,000 of revenues in the three months ended June 30, 2007 as compared to $910,000 in the three months ended June 30, 2006, or 4% and 5% of net revenues, respectively. Revenues from our FTTP products accounted for $649,000 of revenues in the six months ended June 30, 2007 as compared to $2.1 million in the six months ended June 30, 2006, or 3% and 6% of net revenues, respectively. The decline in FTTP revenue was primarily due to lower unit shipments. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including successful qualification of our customer's FTTP system with the ME250 chip and the purchase of significant quantities of these products by our customers. The FTTP system with the ME250 chip is in the qualification process at a principal telecommunications service provider in Japan. However, the amount and timing of any future revenue from this product is dependent on successful completion of this qualification process and the extent to which our customer purchases this product, based on the targeted service provider's purchase and deployment of our customer's FTTP system.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sumitomo Electric Industries	27%	24%	18%	28%
Marconi Corporation Plc **	25%	11%	30%	*
NEC	19%	23%	21%	28%
Lucent	12%	13%	10%	12%

_____________
*    Less than 10%
**    Acquired by Ericsson in January 2006. Indirect revenues through distributor.

Revenues from Japan, which have been largely attributable to our DSL products, were $4.7 million and $8.3 million for the three and six months ended June 30, 2007 respectively, as compared to $9.4 million and $22.6 million for the three and six months ended June 30, 2006, respectively. We anticipate DSL revenues from Japan to increase slightly in the coming quarter, but we continue to believe that the continuing decline in the number of new ADSL subscribers in Japan will negatively affect our DSL revenues in the future.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased to $5.5 million for the three months ended June 30, 2007 as compared to $9.6 million for the three months ended June 30, 2006. Gross profit decreased to $11.0 million in the six months ended June 30, 2007 as compared to $21.1 million in the six months ended June 30, 2006. The $4.1 million and $10.1 million decrease in gross profit for the three months and six months ended June 30, 2007 was primarily attributable to lower revenue across all of our lines of business including DSL, VoIP and Optical revenues. Our gross profit benefited from a lower write-down of excess inventory of $318,000 in the six months ended June 30, 2007, compared to a $1.7 million write-down in the comparable period in 2006, but this was more than offset by our lower revenues. Additionally, $260,000 of our gross profit, and 3% of our gross margin, in the three months ended June 30, 2007 resulted from the unexpected sale of previously written down inventory, which was more than offset by the write-down of excess inventory of $318,000. The gross margin was 55% and 54% for the three and six month periods ended June 30, 2007, respectively, as compared to 53% and 55% in the respective periods of 2006. Our future gross profit margins may be further affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and write down of or benefit from unexpected sales of excess or obsolete inventory, among other factors.

Research and Development Expenses. Research and development expenses increased by 13% to $7.3 million for the three months ended June 30, 2007 as compared to $6.5 million for the three months ended June 30, 2006. The $842,000 increase was primarily due to $0.5 million in engineering design tool expense, $0.2 million in consulting expense, $0.1 million in travel expense and $0.3 million decrease in subsidy from the French government, partially offset by decreases of $0.2 million in new product development expenses and $0.1 decrease in stock-based compensation related to SFAS 123(R).

Research and development expenses increased by 7% to $14.1 million for the six months ended June 30, 2007 as compared to $13.1 million for the six months ended June 30, 2006. The $951,000 increase was primarily due to $0.7 million increase in engineering design tools expense, $0.2 million increase in consulting expense, $0.1 million increase in travel expense, $0.1 million in new product development, $0.3 million decrease in subsidy from the French government and $0.1 million decrease in allocations to manufacturing, partially offset by decreases of $0.3 million in employee compensation and related expenses and $0.2 million decrease in stock-based compensation related to SFAS 123(R).

We expect research and development expenses to be higher in the third quarter of 2007 compared to the second quarter of 2007 as we anticipate increased program development. We hold 36 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 3% to $5.1 million for the three months ended June 30, 2007 as compared to $5.3 million for the three months ended June 30, 2006. The $181,000 decrease was primarily due to $0.4 million in decreased employee compensation and related expenses, $0.2 million in lower commissions expense, $0.2 million in lower stock-based compensation expense and $0.1 million in lower general administrative expenses, partially offset by $0.4 million increase in legal expenses and $0.3 million increase in surplus space reserve due to extending the estimated vacant lease period.

Selling, general and administrative expenses decreased by 9% to $10.1 million for the six months ended June 30, 2007 as compared to $11.1 million for the six months ended June 30, 2006. The $1.0 million decrease was primarily due to $1.0 million in decreased employee compensation and related expenses, $0.5 million in lower commissions expense, $0.4 million in lower stock-based compensation expense and $0.1 million in lower travel expenses partially offset by $0.5 million increase in legal expenses, $0.3 million increase in surplus space reserve and $0.2 million increase in consulting expense.

We expect that selling, general and administrative expenses in the third quarter of 2007 will be lower in absolute dollars and as a percentage of revenues compared to the second quarter of 2007. Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Loss on Settlement. In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium Communications, Inc. in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003.  The complaint sought monetary damages against Centillium.  Centillium disputed each of these claims. The parties settled the dispute on July 12,2007. The Company has accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

Interest Income, Net. Interest income, net, was $653,000 for the three months ended June 30, 2007 as compared to $710,000 for the three months ended June 30, 2006, and was $1.3 million for the six months ended June 30, 2007 and for the six months ended June 30, 2006. A decrease in cash available for investment resulted in the lower interest income for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Provision for Income Taxes. Income tax expense was $68,000 and $402,000 for the three and six months ended June 30, 2007 respectively, as compared to $62,000 and $96,000 for the three and six months ended June 30, 2006. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact, if any, that the adoption of SFAS 159 could have on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Our future capital requirements depend on many factors, some of which are outside of our control. As our quarterly net revenues for the first and second quarters of 2007 were and net revenues for the third quarter are expected to be substantially lower than our quarterly net revenues the first three quarters of 2006, we anticipate that our cash used in operations will increase significantly in 2007 as compared to 2006. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will continue to grow, that we do not experience an adverse result in existing litigation or new legal proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section entitled "Risk Factors".

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures. The $2.5 million loss on settlement relating to the Accton claim was recorded as an expense in the second quarter of 2007 and will be paid in the third quarter of 2007. We are also devoting significant capital resources to defending litigation, and expect to continue to incur substantial litigation expenses for the foreseeable future. Depending on the amount and timing of the resolutions of our existing cases and any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

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

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. At June 30, 2007, we had $48.0 million in cash, cash equivalents and short-term investments as compared to $55.4 million at December 31, 2006.

Operating activities for the six months ended June 30, 2007 used $7.3 million in cash primarily due to our $14.8 million net loss adjusted for non-cash expenses of $1.1 million for stock-based compensation expense and $0.9 million for depreciation and amortization, partially offset by cash provided of $5.5 million for net changes in assets and liabilities. The net changes in assets and liabilities were primarily due to decreases in accounts receivable of $2.1 million, decreases in inventories of $1.1 million, and reductions in other current assets of $0.3 million and increases of $0.1 million in accrued compensation and related expenses and $2.9 million in accrued liabilities, partially offset by decreases of $0.3 million in accounts payable and increases of $0.9 million in other assets The decrease in accounts receivable resulted from more linear shipments leading to more timely collections in the six months ended June 30, 2007. The decrease in inventories was primarily attributable to our efforts to better manage our inventory level and align our inventory purchases with the forecasted volume and product mix demand from our customers. The decrease in other assets was primarily due to the amortization of software design tools. The increase in accrued compensation and related expense was due to timing of compensation payments. The increase in accrued liabilities was primarily due to the accrued loss on settlement and an increased royalty accrual partially offset by payment of accrued professional services. The accounts payable decrease was primarily due to the timing of inventory receipts. The changes in other current assets and other assets was due to capitalization of intellectual property, partially offset by the amortization of software design tools.

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2007. Net cash used in investing activities related to purchases of available-for-sale securities of $24.4 million and the purchase of $0.4 million of property and equipment, partially offset by maturities of available-for-sale securities of $27.3 million.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2006, which consisted of proceeds from the issuance of common stock under employee stock plans.

Our principal source of liquidity as of June 30, 2007 consisted of $48.0 million of cash, cash equivalents and short-term investments. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by the actions we have taken in our corporate restructuring and various risks and uncertainties, including, but not limited to, the levels of demand for our products, litigation outcomes and the other risks listed in the "Risk Factors" section of this report.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases - facilities	$ 3,103	$ 911	$ 2,192	$ -	$ -
License fees	9,519	3,979	5,540	-	-
Purchase obligations	2,900	2,900	-	-	-
Total	$ 15,522	$ 7,790	$ 7,732	$ -	$ -

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2007, all of our investments were in money market funds, high quality commercial paper and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $68,000 in the fair value of our available-for-sale securities as of June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In December 2005, Accton Technology Corporation ("Accton") filed a suit against Centillium Communications, Inc. ("Centillium") in the Superior Court of the State of California for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003.  The complaint sought monetary damages against Centillium.  Centillium disputed each of these claims. The parties settled the dispute on July 12,2007. Centillium has accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

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

We have not reported an operating profit for any year since our inception and experienced a net loss of $14.8 million for the six months ended June 30, 2007 and net losses of $10.7 million, $11.3 million and $43.1 million in 2006, 2005 and 2004, respectively. Additionally, stock-based compensation expense required to be recorded in our financial statements by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

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

Historically, our revenues have been largely dependent on the growth of new ADSL subscribers in Japan, but that market has been declining significantly in recent periods. Revenues from Japan comprised 47% and 51% of our net revenues in the three months ended June 30, 2007 and 2006, respectively. Revenues from Japan comprised 52%, 64% and 78% of our net revenues for 2006, 2005 and 2004, respectively. Revenues from Japan in 2006 as compared to 2005, which have been largely attributable to our ADSL products, decreased by $15.6 million, or 32%. We believe there will be a substantial decrease in the number of new ADSL subscribers in Japan in 2007 and beyond, which will negatively affect our future revenues.

Because a substantial portion of our revenues has been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

We derive a substantial majority of our revenues from ADSL products, and our failure to diversify our sources of our revenues could harm our business and operating results.

Historically, our revenues have been derived primarily from the sale of our ADSL products. ADSL revenues accounted for 72%, 77%, 79% and 94% of our net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. We also expect to face increasing pricing pressures in the ADSL markets outside of Japan. If we are unsuccessful in generating meaningful sales of our ADSL products outside of Japan and our VDSL2, VoIP and FTTP products, we may not be able to achieve or sustain profitability.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We do not expect to generate cash from operations for the foreseeable future, and our cash, cash equivalents and short-term investments balance declined from $55.4 million as of December 31, 2006 to $48.0 million as of June 30, 2007. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. The terms of any new debt or equity financing may also include restrictive covenants that impair our business flexibility. If we are unable to obtain this additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

  successfully anticipate and develop new products;

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

In the first quarter of 2007, we also introduced our own next generation PON chip. It is in the process of being validated by our customer. If it is validated, it will be the platform that we will market going forward with other customers. If we are not successful with this PON chip, however, it could lead us to decide to scale down or exit our own optical product line. This could have a materially adverse effect on our results of operations for 2007 and would impair our growth prospects. Even if we are successful in convincing a customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the third quarter of 2007 at the earliest. There can be no assurance that our PON chip will be validated or will meet customer requirements now or in the future and that even if it does meet these requirements, that our customers will purchase this product.

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

We sell our products primarily to a small number of network equipment manufacturers. Four manufacturers accounted for 83% and 79% of our net revenues for the three and six months ended June 30, 2007, respectively. Specifically, Sumitomo accounted for 18%, 26%, 35% and 35% of our net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 30% of our net revenues for the six months ended June 30, 2007 and 16% of our net revenues for the year ended December 31, 2006. NEC accounted for 21%, 23%, 26% and 42% of our net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 10%, 12% and 13% of net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, respectively. No other customer accounted for 10% or more of our net revenues during the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

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

As a result, we may not be able to maintain or increase sales to certain of our large customers for various reasons. Our concentration of business and on-going relationships with our major customers may also deter other potential customers who compete with these existing customers from buying our products. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. Sales of our newer VoIP and Optical products are currently highly concentrated with only a few customers, which may lead to greater variability in our sales of those products depending on the actions of even a single customer. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer. Moreover, our customers are in most cases larger than us, and because our revenues are concentrated among a relatively small number of customers, they tend to have greater bargaining power to demand lower prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. Among other things, our customers are increasingly requiring us to agree to terms of sale that impose greater costs and risks on us than in the past.

Our quarterly operating results are volatile, which may cause our stock price to decline.

Our operating results have fluctuated from quarter to quarter based on a number of factors, many of which are outside of our control. These factors include:

  the size, timing and shipment of orders, especially large orders from our largest customers;

  increasing operating expenses;

  difficulty forecasting customers' order levels, because they are susceptible to changes in customers' strategies, budgets and success in selling their own systems; and

  excess inventory resulting from the need to make purchasing decisions in advance of customer purchase orders and from any deferred or canceled orders; ongoing pricing pressure; and limitations on our ability to further reduce fixed expenses to correspond to declines in revenues.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union has banned the use of lead and other heavy metals in electrical and electronic equipment since July 1, 2006. As a result, our customers selling products in Europe have been demanding product from component manufacturers that do not contain these banned substances. We have redesigned our products to meet customer demands, but these redesigns may result in increased manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

  refuse to sell their products or components to us at any price; or

  be subject to production disruptions caused by factors such as power outages, labor problems, earthquakes and financial difficulties.

Our business is susceptible to disruption, and our results of operations can be adversely affected, by any disruption in supply or other adverse developments in our relationships with vendors. In periods of high demand in the semiconductor market, our suppliers may have insufficient capacity to enable us to meet our customers' delivery requirements on a timely basis. In addition, we could experience similar delays due to technical and quality control problems at our suppliers' facilities. If any of these events occur, or if our suppliers' facilities suffer any damage or disruption, we may not be able to meet our customer demand on a timely basis, or at all, and may need to quickly and successfully qualify an alternative supplier in order to not disrupt our business. We typically require a significant period of time to qualify a new supplier or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our suppliers' existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result.

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

In addition, our FTTP PON products, including the ME250 chip which we recently licensed on an exclusive basis from a third party, are based on a variant of passive optical networking technology that is currently utilized by only a few service providers in Japan and Asia. Accordingly, even if service providers deploy FTTP more widely in the future, demand for our products may not increase to a commensurate extent or at all.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 51%, 70%, 74% and 86% of our net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Customers located in Europe accounted for 36%, 17%, 7% and 1% of our net revenues for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

Although our management determined, and our independent registered public accounting firm attested, that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price

Additional slowdowns in spending in the telecommunications industry have affected and may continue to negatively affect our business and operating results.

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

We may acquire other businesses that could harm our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of or investments in complementary businesses and assets. If we make any acquisitions, we may not be able to integrate them successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Integration of an acquired company also may require management resources that otherwise would be available for ongoing development of our existing business. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any acquisition, investment, technology license, strategic alliance or joint venture.

To finance any acquisitions, we may choose to issue shares of our common stock as consideration, which would dilute the ownership of our stockholders. However, if the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. Alternatively, it may be necessary for us to raise additional funds for acquisitions or through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

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

If we fail to maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. There is a risk that neither we, nor our independent registered public accounting firm, will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Effective internal controls, particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, our ability to obtain additional financing could be impaired, our stock could be subject to delisting from NASDAQ, and the trading price of our stock could drop significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on June 19, 2007. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

1. Election of the following nominees as Directors for a three year term ending in 2010:

	Votes For	Votes Withheld
Sam Srinivasan	34,013,049	4,084,854
Robert C. Hawk	35,015,068	4,082,835

The following Directors, who did not stand for election at the 2007 Annual Meeting, also currently sit on our Board of Directors: Jere Drummond and Faraj Aalaei, whose terms expire in 2009; and Kamran Elahian, whose term expires in 2008.

2. Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-vote
34,151,599	3,251,949	69,523	0

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.56	Grant of Stock Options to Non-Employee Directors

10.57	2007 Executive Bonus Plan.*

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

*

Certain confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: August 9, 2007	Linda C. Reddick Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

4.2(1)	Bylaws of the Registrant

10.56	Grant of Stock Options to Non-Employee Directors PDF as a courtesy

10.57	2007 Executive Bonus Plan. * PDF as a courtesy

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

*

Certain confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.