Form 10-Q
period 2007-09-30
CENTILLIUM COMMUNICATIONS INC
filed 2007-11-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 31, 2007 was 41,485,988.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Palladia, Maximus, eXtremeDSLMAX, Entropia, Voice Services Platform, Atlanta and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 18,842	$ 26,121
Short-term investments	22,814	29,278
Accounts receivable (net of allowance for doubtful accounts
of $33 at September 30, 2007 and $80 at December 31, 2006)	4,326	6,266
Inventories	3,358	4,968
Other current assets	3,774	2,985
Total current assets	53,114	69,618
Property and equipment, net	2,227	2,702
Other assets	1,270	578
Total assets	$ 56,611	$ 72,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$ 1,500	$ -
Accounts payable	6,426	6,505
Accrued compensation and related expenses	4,236	3,249
Accrued liabilities and other	21,024	21,118
Total current liabilities	33,186	30,872

Long-term liabilities:
Other long-term liabilities	1,567	1,228
Total liabilities	34,753	32,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,480,663 at September 30, 2007 and 41,147,312 at
December 31, 2006	41	41
Additional paid-in capital	253,922	251,964
Accumulated deficit	(232,123)	(211,189)
Accumulated other comprehensive income (loss)	18	(18)
Total stockholders' equity	21,858	40,798
Total liabilities and stockholders' equity	$ 56,611	$ 72,898

_____________

*   Derived from audited financial statements at December 31, 2006

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$ 10,026	$ 16,033	$ 30,582	$ 54,547
Cost of revenues (a)	3,767	7,780	13,316	25,188
Gross profit	6,259	8,253	17,266	29,359

Operating expenses:
Research and development (a)	8,081	7,119	22,152	20,239
Selling, general and administrative (a)	3,904	4,738	14,039	15,835
Loss on settlement	-	-	2,500	-
Total operating expenses	11,985	11,857	38,691	36,074
Operating loss	(5,726)	(3,604)	(21,425)	(6,715)
Interest income and other, net	538	776	1,879	2,102
Loss before provision for income taxes	(5,188)	(2,828)	(19,546)	(4,613)
Provision for income taxes	49	50	451	146
Net loss	$ (5,237)	$ (2,878)	$ (19,997)	$ (4,759)

Basic and diluted net loss per share	$ (0.13)	$ (0.07)	$ (0.48)	$ (0.12)

Shares used to compute basic and diluted net loss per share	41,458	40,675	41,280	40,492

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 10	$ 18	$ 29	$ 49
Research and development	196	271	662	937
Selling, general and admininstrative	290	486	887	1,480
	$ 496	$ 775	$ 1,578	$ 2,466

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (19,997)	$ (4,759)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	1,313	1,736
Stock-based compensation expense	1,578	2,510
Changes in operating assets and liabilities:
Accounts receivable	1,940	1,273
Inventories	1,610	(2,989)
Other current assets	(789)	(311)
Other assets	(692)	(105)
Accounts payable	(79)	3,325
Accrued compensation and related expenses	424	(905)
Accrued liabilities	(94)	1,979
Other long-term liabilities	(35)	(980)
Net cash provided by (used in) operating activities	(14,821)	774
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(44,085)	(62,320)
Maturities of available-for-sale securities	50,585	59,252
Purchases of property and equipment	(838)	(896)
Net cash provided by (used in) investing activities	5,662	(3,964)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	380	1,098
Proceeds from short-term borrowings	1,500	-
Net cash provided by financing activities	1,880	1,098

Net decrease in cash and cash equivalents	(7,279)	(2,092)
Cash and cash equivalents at beginning of period	26,121	39,440
Cash and cash equivalents at end of period	$ 18,842	$ 37,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Cash paid for income taxes	$ 245	$ 85
Cash paid for interest	$ 38	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. The Company's system-level semiconductor products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which are also known as optical networking, markets. Its end customers are original equipment manufacturers (OEMs) which sell DSL and optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and its consolidated cash flows for the nine months ended September 30, 2007 and 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Revenue Recognition

Revenue Recognition: Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Certain royalty payments to a customer are recorded as a reduction in revenue. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of this statement could have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the impact, if any, the adoption of SFAS 159 could have on its financial position, results of operations or cash flows.

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

Fair Value-The fair value of the Company's stock options granted to employees for the three and nine months ended September 30, 2007 and 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Option Plan Shares
Expected term (in years)	2.84 years	2.7 years	2.67 years	2.6 years
Volatility	66%	71%	66%	71%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	4.02%	4.60%	4.51%	4.73%
Estimated forfeitures	7.34%	6.84%	7.34%	6.84%
Weighted-average fair value	$0.71	$1.20	$0.77	$1.31

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years	0.5 years
Volatility	66%	71%	66%	71%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	4.93%	5.24%	4.93%	5.24%
Weighted-average fair value	$0.73	$1.14	$0.73	$1.14

Stock Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), we recorded $496,000 and $775,000 of stock compensation expense in our consolidated statement of operations for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $2.5 million for the nine months ended September 30, 2007 and 2006, respectively. We utilized the Black−Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At September 30, 2007 and 2006, the total compensation cost related to unvested stock−based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.6 million and $2.6 million, respectively, net of estimated forfeitures of $436,000 and $468,000, respectively. The stock compensation cost which related to unvested stock options was approximately $1.6 million at September 30, 2007, which will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.4 years, and will be adjusted for subsequent changes in estimated forfeitures. The stock compensation costs related to restricted stock units not yet recognized was approximately $1.0 million at September 30, 2007, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 3.2 years, and will be adjusted for subsequent changes in estimated forfeitures.

The following is a summary of additional information with respect to the stock option plans as of September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2007	8,066,231	$ 4.61
Granted	960,500	$ 1.80
Exercised	(12,983)	$ 1.35
Forfeitures and cancellations	(942,443)	$ 4.78
Outstanding at September 30,2007	8,071,305	$ 4.30	6.16	$ 164
Vested and expected to vest at
September 30, 2007	7,750,172	$ 4.38	6.05	$ 157
Exercisable at September 30, 2007	5,935,554	$ 5.01	5.22	$ 117

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. The fair value of our restricted stock units is calculated based upon the fair market value of our Company stock at the date of grant. Restricted stock unit activity for the nine months ended September 30, 2007 is summarized below:

	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Balance at January 1, 2007	527,280	$ 0.001
Awarded	215,825	$ 0.001
Released	(120,385)
Canceled or forfeited	(63,102)	$ 0.001
Balance at September 30, 2007	559,618	$ 0.001	2.04	$ 940

Vested and expected to vest at
September 30, 2007	458,105	$ 0.001	1.98	$ 770

The weighted-average fair value on the date of the grant for the outstanding restricted stock units granted during the nine months ended September 30, 2007 was $1.82.

0

Employee Stock Purchase Plan Information

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan, or ESPP, and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 386,642, 489,880, and 634,207 shares of common stock during 2006, 2005 and 2004, respectively.

In connection with the ESPP, on May 31, 2007, 217,783 shares were issued at a purchase price per share of $1.666.

4. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company is obligated to make future payments of $8.5 million in connection with certain software licensing arrangements.

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

Charges to the surplus space liability as of September 30, 2007 are as below (in thousands):

Surplus space charges:	Amount
Ending surplus space liability balance at December 31, 2006	$ 1,084
Lease payments offset against liability during the three months ended
March 31, 2007	(122)
Lease payments offset against liability during the three months ended
June 30, 2007	(124)
Increase surplus space reserve during the three months ended June 30, 2007	308
Lease payments offset against liability during the three months ended
September 30, 2007	(124)
Ending surplus space liability balance at September 30, 2007	$ 1,022

The Company does not own or operate a fabrication facility and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of September 30, 2007, the Company's non-cancelable purchase obligations for wafers and masks, all expected to be delivered within the next six months, were $5.1 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations. However, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", FAS 5, the Company had determined certain of these obligations are both probable and reasonably estimable. Centillium has accrued $4.3 million in connection with certain contingent liabilities as of September 30, 2007.

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

In December 2005, Accton Technology Corporation, or Accton, filed a suit against Centillium Communications, Inc. in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against Centillium. Centillium disputed each of these claims. The parties settled the dispute on July 12, 2007 for $2.5 million. In accordance with FAS 5, the Company had determined that the loss was both probable and reasonably estimable and thereby the Company had accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

In addition, Centillium is responding to other claims arising in the ordinary course of business. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should Centillium not be able to secure the terms it expects, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's results of operations, but could have a material adverse effect on its financial position and cash flows.

5. Balance Sheet Information

Inventories (in thousands):

	September 30,	December 31,
	2007	2006
Work-in-process	$ 1,502	$ 3,125
Finished goods	1,856	1,843
	$ 3,358	$ 4,968

In the three months ended September 30, 2007 and 2006, the Company recorded charges to cost of revenues for the write-down of excess inventory of $128,000 and $1.2 million, respectively. Additionally, during the three months ended September 30, 2007 the Company's recorded gross margin benefited from unexpected sales of previously written-down inventory of $821,000, compared to $277,000 of such sales in the three months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, the Company recorded charges to cost of revenues for the write-down of excess inventory of 457,000 and $2.9 million, respectively. Additionally, the Company had unexpected sales of previously written-down inventory of $1.1 million during the nine months ended September 30, 2007, compared to $306,000 of such sales in the nine months ended September 30, 2006.

Property and equipment, net (in thousands):

	September 30,	December 31,
	2007	2006
Equipment and software	$ 27,185	$ 26,418
Furniture and fixtures	470	1,108
Leasehold improvements	1,439	1,439
	29,094	28,965
Accumulated depreciation and amortization	(26,867)	(26,263)
Property and equipment, net	$ 2,227	$ 2,702

Accrued liabilities and other (in thousands):

	September 30,	December 31,
	2007	2006
Accrued royalties	$ 18,119	$ 17,523
Accrued other liabilities	2,905	3,595
	$ 21,024	$ 21,118

Warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$ 192	$ 152	$ 242	$ 112
Product warranty accruals	44	32	132	70
Adjustments related to pre-existing
warranties including expirations and
changes in estimates	(17)	22	(127)	103
Warranty costs incurred	(37)	(47)	(65)	(126)
Balance at end of period	$ 182	$ 159	$ 182	$ 159

Effective January 1, 2007, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 06-02, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences." Under this consensus, sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as that term is used in SFAS 43, provided that (a) the employee is required to complete a minimum service period to be entitled to the benefit, (b) there is no increase to the benefit if the employee provides additional years of service, (c) the employee continues to be a compensated employee during his or her absence, and (d) the employer does not require the employee to perform any duties during his or her absence. If these conditions are met, companies are required to accrue for sabbatical leave or other similar benefits ratably over the implied service period. The accounting required under this consensus was effective for fiscal years beginning after December 15, 2006. Upon adoption, companies could choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented, or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. As a result of the implementation of EITF No. 06-02, the Company recognized an increase of approximately $0.9 million in accrued and long-term liabilities, which resulted in a net increase of $0.9 million in the opening balance of accumulated deficit at January 1, 2007. In prior years, the cost of such benefit was expensed at the time the employees took such sabbatical leave instead of accruing the cost of such benefit over the service period.

6. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	September 30, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 12,215	$ -	$ 12,215
Government agencies - discounted	469	-	469
Restricted - certificates of deposit	335	-	335
	13,019	-	13,019
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	12,397	5	12,402
Corporate bonds	10,400	13	10,413
	22,797	18	22,815

Total	$ 35,816	$ 18	$ 35,834

	December 31, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 21,424	$ -	$ 21,424
Commercial paper	539	-	539
	21,963	-	21,963
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	12,397	5	17,830
Corporate bonds	10,400	13	11,448
	29,296	(18)	29,278

Total	$ 51,259	$ (18)	$ 51,241

The estimated fair value of short-term investments is based on quoted market prices.

7. Financing Arrangements

Short-term borrowings

On September 27, 2007, the Company entered into a Loan and Security Agreement with a financial institution. The loan agreement provides commitments for up to $10 million under a revolving line of credit. The line of credit may also be used for letters of credit. As security for the line of credit, the Company granted the financial institution a security interest in all of its assets, except for the shares of certain of its foreign subsidiaries and certain of its intellectual property rights. The loan agreement requires monthly interest payments. Principal payments are not required on the revolving loan until the maturity date, or sooner if an event of default occurs. The maturity date under the loan agreement is September 24, 2008, unless sooner terminated. The interest rate on any outstanding loans is the financial institution's prime rate as then in effect and any adjustments to the interest rate are effective on the effective date of any prime rate changes. The credit agreement also contains certain financial, operating and reporting covenants, including a quarterly "quick ratio" of at least 1.50 to 1 and a tangible net worth ratio, and various negative covenants including, among others, prohibitions on certain dispositions, changes in business, indebtedness, encumbrances, dividends or other distributions, and affiliate transactions. Legal expenses associated with the line of credit are expensed as incurred and other fees are amortized over the life of the line of credit. The Company was in compliance with the loan covenants as of September 30, 2007.

As of September 30, 2007, the Company had drawn down $1.5 million from the line of credit. Further draws and other extensions of credit under the Loan Agreement are subject to specified conditions, including the continued accuracy of the Company's representations (which include, among others, the absence of specified litigation and of a material deterioration in the Company's financial condition, the absence of certain claims and other conditions in respect of the collateral, continued legal compliance, and the continued absence of specified types of investments and equity interests) and the absence of a material adverse change involving the Company since June 30, 2007.

8. Provision for Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", FIN 48. Adoption of FIN 48 did not have any impact on our accumulated deficit as of January 1, 2007. We recognized a $0.3 million adjustment to the liability for uncertain tax positions and recorded an income tax expense in the quarter ended March 31, 2007. As of January 1, 2007 and September 30, 2007, we had approximately $0.1 million and $0.4 million of unrecognized tax benefits, all of which would impact our effective tax rate if recognized. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company recorded approximately $0.1 million of accrued interest associated with any unrecognized tax benefits.

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

The provision for income taxes for the three and nine months ended September 30, 2007 and 2006 relates to taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

9. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$ (5,237)	$ (2,878)	$ (19,997)	$ (4,759)
Basic and diluted weighted average
shares used to compute basic and
diluted net loss per share	41,458	40,675	41,280	40,492

Basic and diluted net loss
per common share	$ (0.13)	$ (0.07)	$ (0.48)	$ (0.12)

During the periods presented, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to recorded net losses. The potential anti-dilutive securities are as follows:

	September 30,	September 30,
	2007	2006
Employee stock options	8,071,305	8,165,681
Employee restricted stock units	559,618	-
	8,630,923	8,165,681

10. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss as reported	$ (5,237)	$ (2,878)	$ (19,997)	$ (4,759)
Change in unrealized gain on
available-for-sale investments	43	27	36	41
Total comprehensive net loss	$ (5,194)	$ (2,851)	$ (19,961)	$ (4,718)

11. Business Segment Information and Customer Concentration

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Geographic sales information is based on the location of the Company's end customer.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sumitomo Electric Industries	39%	23%	25%	26%
Marconi Corporation Plc *	19%	31%	27%	14%
Lucent	18%	12%	13%	12%
NEC	12%	17%	18%	25%

_______________
* Acquired by Ericsson in January 2006. Indirect revenues through distributor.

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Japan	$ 5,829	$ 6,941	$ 14,123	$ 29,530
Europe	2,150	4,960	9,559	8,247
United States	1,953	2,138	4,294	7,225
Taiwan	85	943	342	4,300
China	7	1,039	1,547	4,016
Other Asia-Pacific	2	12	717	1,229
	$ 10,026	$ 16,033	$ 30,582	$ 54,547

Long-lived assets by geographical area were as follows (in thousands):

	September 30,	December 31,
	2007	2006
United States	$ 2,237	$ 1,980
India	990	1,045
Other	270	255
	$ 3,497	$ 3,280

12. Related Party

One of Centillium's former directors is also a director since 2004 of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. This former director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchases foundry services and products. This director resigned from our Board in March of 2007 for reasons unrelated to the license and foundry services agreements.

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

The section entitled "Risk Factors" set forth below under Part II, Item 1A, and similar discussions in our other reports filed with the SEC discuss some of the important risks and uncertainties that may affect our business, results of operations and financial condition and could cause actual results to differ from those expressed or implied by our forward-looking statements. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.

Overview

We design, develop and supply highly-integrated programmable system-on-a-chip (SoC) solutions that enable high- speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Digital Subscriber Line (DSL), Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our DSL business currently comprises our Asymmetric DSL (ADSL) products. The next generation of our DSL products comprises our very-high- data-rate DSL, or VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell DSL and optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

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

We currently market and sell through our direct sales force, through independent sales representatives and through an independent distributor in Europe.

We have not reported an operating profit for any year since inception and experienced net losses of approximately $20.0 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

Our revenues for the nine months ended September 30, 2007 were $30.6 million compared with $54.5 million for the nine months ended September 30, 2006, a decrease of 44%. Furthermore, in 2006 our net revenues were $64.6 million, compared with $76.1 million in 2005, a decrease of 15%. We experienced a significant revenue decline in the Japan ADSL market in 2006 and into 2007. Due to this severe decline in our legacy Japan ADSL business, we expect our 2007 net loss to significantly increase, compared to 2006, as we do not expect to recognize any material revenue from our optical and VoIP 2007 new product introductions until late 2007 or, early 2008. Our net loss for the nine months ended September 30, 2007 was $20.0 million, compared to $4.8 million for the nine months ended September 30, 2006.

Since inception, a substantial portion of our net revenues have been derived from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2006, 2005 and 2004 and this trend has continued in 2007, resulting in a severe adverse impact on our financial performance. Our Japan ADSL revenues declined 35%, 17% and 45% in 2006, 2005 and 2004, respectively. The new subscriber rate in Japan through September 30, 2007 has generally been lower than the rate experienced in 2006 and we expect that trend to continue for the remainder of 2007.

We have recently introduced our next generation DSL products, which are VDSL2 products. We anticipate that they will begin to contribute to revenues starting in late 2008 although this depends on the deployment schedules of end customers, which have been subject to occasional delays. Based on feedback from our customers in Japan, Asia, North America and Europe, we believe that our Arion™ products, with our eXtremeVDSL2™ technology, have high-performance in power consumption, data rates, reach and interoperability. Our VDSL2 products are in laboratory evaluations at several customers. However, there can be no assurance that our products will meet customer requirements now or in the future and that even if they do meet these requirements, that our customers will purchase our product.

Our VoIP revenues were $7.6 million and $9.2 million in the nine months ended September 30, 2007 and 2006, respectively, and $10.8 million and $12.0 million for the years ended December 31, 2006 and 2005, respectively. Our VoIP revenues may vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Moreover, sales of our VoIP products are concentrated with a relatively limited number of customers, which may cause our sales to vary widely depending on changes even in a single customer's deployment schedule and testing requirements. Our VoIP revenues were $2.5 million, $2.9 million and $2.7 million in the three months ended September 30, 2007, the three months ended June 30, 2007 and the three months ended September 30, 2006, respectively. We expect our net revenues from VoIP in the fourth quarter of 2007 to increase slightly compared to the third quarter of 2007. We expanded our VoIP product line by introducing the PalladiaTM 400 product family, which went into volume production in the first quarter of 2007. The Palladia 400 delivers the industry's first integrated VoIP solution for the ADSL market.

Our FTTP revenues were $2.2 million and $2.9 million in the nine months ended September 30, 2007 and 2006, respectively, and $4.0 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. We have been heavily engaged in the development of a gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300, earlier this year. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. Obtaining these exclusive rights to this chip allows us to mitigate our risk and to improve our chances of success by providing us with additional technology to penetrate our primary target market, Japan. We refer to this EPON chip as the ME250.

After discussions with one customer, we decided to move forward with the ME250 for this customer as the principal telecommunications service provider in Japan has already accepted this customer's internal ME250 test results and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 PON chips. This customer's FTTP system with the ME250 has been validated by the principal telecommunications service provider and we must obtain the anticipated market share of that service provider's business for us to grow our FTTP revenues from this product in 2007 and beyond. During the three months ended September 30, 2007 we received a multi-million dollar order for the ME250-based solution for expected delivery within the next six months. There can be no assurance that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities or that this order will not be canceled, or the anticipated delivery delayed.

Another FTTP product, the ME300, is also currently being validated internally by another customer. If the ME300 is validated, we anticipate that it will be the platform that we will generally market going forward with other customers, due to its more aggressive integration and ease of roadmap migration. There can be no assurance that the ME300 will be validated or selected by any customer and even if it is, that it will meet our customers' requirements or that our customers will purchase this product. Moreover, even if all this occurs, there can be no assurance that any of our customers' FTTP systems with the ME300 will be validated by the principal telecommunications service provider and even if it is, that this service provider will purchase any customer's FTTP systems with the ME300 in the anticipated quantities, if at all.

From 2004 to 2005, we reduced our operating expenses, primarily in the research and development area, by conducting more of our research and development in India, where costs were substantially lower than in the United States. However, salary and benefit cost levels in India have been increasing significantly since 2006 due to the growth in their economy. Moreover, our ability to attract and retain the necessary qualified engineers is becoming more difficult due to increased competition for these engineers.

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

Our planned actions for the remainder of 2007 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the rate of ADSL subscriber change, the rate of deployment of our VDSL2 products, the successful qualification and deployment of our FTTP products in Japan, the ramp of our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, if our products and technologies are not accepted and deployed to the extent we currently assume, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus, including a possible transition out of one or more of our product lines, and restructuring our business to realign our resources and reduce our expenses.

Even though our net revenues for the fourth quarter of 2007 are expected to be approximately 10% higher than our net revenues for the third quarter of 2007, we anticipate that both our losses and negative operating cash flow will continue. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth under Part II, item 1A, "Risk Factors," of this report.

Our operating results will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, in accordance with which we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of September 30, 2007 the total compensation cost related to unvested stock−based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.6 million, net of estimated forfeitures of $436,000. The stock compensation cost which related to unvested stock options was approximately $1.6 million at September 30, 2007, which will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.4 years, and will be adjusted for subsequent changes in estimated forfeitures. The stock compensation costs related to restricted stock units not yet recognized was approximately $1.0 million at September 30, 2007, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 3.2 years, and will be adjusted for subsequent changes in estimated forfeitures.

Net Revenues. DSL revenues accounted for 68%, 77%, 79% and 94% of our net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Marconi (acquired by Ericsson in January 2006) accounted for 27% and 16% of our net revenues for the nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively. Sumitomo accounted for 25%, 26%, 35% and 35% of our net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. NEC accounted for 18%, 23%, 26% and 42% of our net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 13%, 12% and 13% of net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, respectively. No other customer accounted for 10% or more of our net revenues during the nine months ended September 30, 2007 and during the years ended December 31, 2006, 2005 and 2004.

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

Competition and technological change in the rapidly evolving DSL, VoIP and optical networking markets have influenced, and may continue to influence, our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures including technological advances. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer and product mix. We are increasingly selling into VDSL2, VoIP and optical networking markets where pricing is very competitive. As a result, our gross margins are lower in these markets. If the gross profit generated from these markets is not sufficient to offset the cost of business in these markets, this may have a negative impact on our financial results.

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

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses include employee compensation including stock compensation expense and related personnel expenses in sales and marketing, product marketing, applications engineering, and corporate functions including accounting, finance, legal, human resources and information systems. Due to the complexities of the litigation to which we are a party and the high cost of defending legal proceedings in general, we may incur significant legal expenses in our defense of these cases for the foreseeable future.

Loss on Settlement: In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against us. We disputed each of these claims. The parties settled the dispute on July 12, 2007 for a payment by us of $2.5 million. In accordance with FAS 5, we had determined that the loss was both probable and reasonably estimable and thereby we accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

Interest Income and Other, Net: Interest income consists of interest earned on cash and cash equivalent balances and short-term investments.

Provision for Income Taxes: The provisions for income taxes relate to current taxes payable for income generated by the Company's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards, research and development tax credits and reserves and accruals not currently deductible.

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

Revenue Recognition: Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. License fees are recorded as contra revenue. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance.

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

Results of Operations for the three and nine months ended September 30, 2007 and 2006

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Cost of revenues	38	49	43	46
Gross profit	62	51	57	54
Operating expenses:
Research and development	80	44	73	37
Selling, general and administrative	39	30	46	29
Loss on settlement	0	-	8	-
Total operating expenses	119	74	127	66
Operating loss	(57)	(23)	(70)	(12)
Interest income and other, net	5	5	6	3
Loss before provision
for income taxes	(52)	(18)	(64)	(9)
Provision for income taxes	-	*	(1)	*
Net loss	(52)%	(18)%	(65)%	(9)%

_____________________________
* Less than 1%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended September 30, 2007 and 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 10,026	100%	$ 16,033	100%	$ (6,007)	-37%
Cost of revenues	3,767	38%	7,780	49%	(4,013)	-52%
Gross Profit	$ 6,259	62%	$ 8,253	51%	$ (1,994)	-24%

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 30,582	100%	$ 54,547	100%	$ (23,965)	-44%
Cost of revenues	13,316	43%	25,188	46%	(11,872)	-47%
Gross Profit	$ 17,266	57%	$ 29,359	54%	$ (12,093)	-41%

Our revenues are generated principally by sales of our DSL, VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 6,069	60%	$ 12,523	78%	$ (6,454)	-52%
VoIP	2,461	25%	2,687	17%	(226)	-8%
FTTP	1,496	15%	823	5%	673	82%
Net revenues	$ 10,026	100%	$ 16,033	100%	$ (6,007)	-37%

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 20,791	68%	$ 42,399	78%	$ (21,608)	-51%
VoIP	7,646	25%	9,206	17%	(1,560)	-17%
FTTP	2,145	7%	2,942	5%	(797)	-27%
Net revenues	$ 30,582	100%	$ 54,547	100%	$ (23,965)	-44%

Net revenues for the three months ended September 30, 2007 were $10.0 million, compared with $16.0 million for the three months ended September 30, 2006, a decrease of $6.0 million or 37%. Net revenues for the nine months ended September 30, 2007 were $30.6 million, compared with $54.5 million for the nine months ended September 30, 2006, a decrease of $23.9 million or 44%. Our revenues have been dramatically impacted by the significant decline in our Japan ADSL revenues.

Revenues from our DSL products accounted for $6.0 million, or 60%, of net revenues for the three months ended September 30, 2007, as compared to $12.5 million, or 78%, of net revenues for the comparable period in 2006. Revenues from our DSL products accounted for $20.8 million, or 68%, of net revenues for the nine months ended September 30, 2007, as compared to $42.4 million, or 78%, of net revenues for the comparable period in 2006. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan and to a lesser extent, by inventory corrections at our customers in China and Europe in the third quarter of 2007. Additionally, we experienced a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products.

Total revenues from Japan comprised 46% and 54% of our net revenues for the nine months ended September 30, 2007 and 2006, respectively. Japan's DSL market has been an important part of our business, and new ADSL subscribers in Japan have been a significant driver of consumption for our DSL products. Therefore, the continuing decreasing number of new ADSL subscribers in Japan will likely continue to impact our future revenues adversely. DSL revenues from Japan decreased by $14.7 million, or 56%, to $11.8 million for the nine months ended September 30, 2007 as compared to $26.5 million for the nine months ended September 30, 2006.

Revenues from VoIP products accounted for $2.5 million of revenues in the three months ended September 30, 2007 as compared to $2.7 million in the three months ended September 30, 2006, or 25% and 17% of net revenues, respectively. Revenues from VoIP products accounted for $7.6 million of revenues in the nine months ended September 30, 2007 as compared to $9.2 million in the nine months ended September 30, 2006, or 25% and 17% of net revenues, respectively. The decrease in VoIP revenues for the three and nine months ended September 30, 2007 was primarily due to lower unit shipments. Our VoIP revenues can vary significantly from quarter to quarter as they are currently concentrated with only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will slightly increase in the fourth quarter of 2007.

Revenues from our FTTP products accounted for $1.5 million of revenues in the three months ended September 30, 2007 as compared to $823,000 in the three months ended September 30, 2006, or 15% and 5% of net revenues, respectively. Revenues from our FTTP products accounted for $2.2 million of revenues in the nine months ended September 30, 2007 as compared to $2.9 million in the nine months ended September 30, 2006, or 7% and 5% of net revenues, respectively. The decline in FTTP revenue was primarily due to lower unit shipments. During the three months ended September 30, 2007 we received a multi-million dollar order for one of our processors from a leading manufacturer of broadband networking equipment in Japan for expected delivery within the next six months. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including the purchase of significant quantities of the ME250 chip by our customer and achieving the expected market share of the Japan customer.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sumitomo Electric Industries	39%	23%	25%	26%
Marconi Corporation Plc *	19%	31%	27%	14%
Lucent	18%	12%	13%	12%
NEC	12%	17%	18%	25%

_______________
* Acquired by Ericsson in January 2006. Indirect revenues through distributor.

Revenues from Japan, which have been largely attributable to our DSL products, were $5.8 million and $14.1 million for the three and nine months ended September 30, 2007 respectively, as compared to $6.9 million and $29.5 million for the three and nine months ended September 30, 2006, respectively. We anticipate DSL revenues from Japan to decrease in the coming quarter.

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased to $6.3 million for the three months ended September 30, 2007 as compared to $8.3 million for the three months ended September 30, 2006. Gross profit decreased to $17.3 million in the nine months ended September 30, 2007 as compared to $29.4 million in the nine months ended September 30, 2006. The $2.0 million decrease in gross profit for the three months ended September 30, 2007 was primarily attributable to lower revenue from our DSL line of business, partially offset by a lower write-down of excess inventory of $128,000, compared to a write down of $1.2 million in the comparable period in 2006.

Additionally, $821,000 of our gross profit, and 8% of our gross margin, in the three months ended September 30, 2007 resulted from the unexpected sale of previously written-down inventory compared to $277,000 of such sales in the three months ended September 30, 2006. We anticipate a benefit of a lesser magnitude to our gross profit in the fourth quarter of 2007 due to currently anticipated continued sales of previously written-down inventory, partially offset by the lower margins associated with the proportionally increased revenues associated with the optical line of business.

The $12.1 million decrease in gross profit for the nine months ended September 30, 2007 was primarily attributable to lower revenue across all of our lines of business including DSL, VoIP and Optical revenues, partially offset by a lower write-down of excess inventory of $457,000 in the nine months ended September 30, 2007, compared to a $2.9 million write-down in the comparable period in 2006. Additionally, $1.1 million of our gross profit, and 4% of our gross margin, in the nine months ended September 30, 2007 resulted from the unexpected sale of previously written down inventory compared to $306,000 of such sales in the nine months ended September 30,

2006. The gross margin was 62% and 57% for the three and nine month periods ended September 30, 2007, respectively, as compared to 51% and 54% in the respective periods of 2006. Our future gross profit margins may be further affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and write down of or benefit from unexpected sales of excess or obsolete inventory, among other factors.

Research and Development Expenses. Research and development expenses increased by 14% to $8.1 million for the three months ended September 30, 2007 as compared to $7.1 million for the three months ended September 30, 2006. The $1.0 million increase consisted of $0.5 million in increased consulting expense, $0.5 million in increased engineering design tool expense, $0.1 million in increased employee compensation and related expenses and $0.1 million in decreased allocations to manufacturing, partially offset by decreases of $0.1 million in new product development expenses and $0.1 million in stock-based compensation related to SFAS 123(R).

Research and development expenses increased by 9% to $22.2 million for the nine months ended September 30, 2007 as compared to $20.2 million for the nine months ended September 30, 2006. The $2.0 million increase was primarily due to a $1.2 million increase in engineering design tools expense associated with new product development, $0.7 million increase in consulting expense, $0.3 million decrease in subsidy from the French government, $0.1 million increase in travel expense, and $0.2 million decrease in allocations to manufacturing, partially offset by decreases of $0.3 million in stock-based compensation related to SFAS 123(R) and $0.2 million in employee compensation and related expenses.

We expect research and development expenses to be lower in the fourth quarter of 2007 compared to the third quarter of 2007 as we anticipate decreased expenses in tapeout, engineering evaluation board and preproduction expenses.

We hold 38 U.S. patents and 7 foreign patents, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 18% to $3.9 million for the three months ended September 30, 2007 as compared to $4.7 million for the three months ended September 30, 2006. The $0.8 million decrease was primarily due to $0.2 million in decreased employee compensation and related expenses, $0.2 million in decreased auditing fees, $0.2 million in lower stock-based compensation expense, $0.1 million in lower commissions expense, and $0.1 million in decreased legal expenses.

Selling, general and administrative expenses decreased by 11% to $14.0 million for the nine months ended September 30, 2007 as compared to $15.8 million for the nine months ended September 30, 2006. The $1.8 million decrease was primarily due to $1.2 million in decreased employee compensation and related expenses, $0.6 million in lower stock-based compensation expense, $0.5 million in lower commission expense, $0.2 in decreased outside service expense and $0.1 million in lower travel expenses partially offset by a $0.4 million increase in legal expenses, $0.3 million increase in surplus space reserve and $0.1 million increase in consulting expense.

We expect that selling, general and administrative expenses in the fourth quarter of 2007 will be slightly higher in absolute dollars and as a percentage of revenues compared to the third quarter of 2007. Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Loss on Settlement. In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in California Superior Court for the county of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against us. We disputed each of these claims. The parties settled the dispute on July 12, 2007 for $2.5 million. In accordance with FAS 5, we had determined that the loss was both probable and reasonably estimable and thereby we accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

Interest Income, Net. Interest income, net, was $538,000 for the three months ended September 30, 2007 as compared to $776,000 for the three months ended September 30, 2006, and was $1.9 million for the nine months ended September 30, 2007 as compared to $2.1 million for the nine months ended September 30, 2006. A decrease in cash available for investment resulted in lower interest income for the three and nine months ended September 30, 2007 as compared to the comparable periods ended September 30, 2006.

Provision for Income Taxes. Income tax expense was $49,000 and $451,000 for the three and nine months ended September 30, 2007 respectively, as compared to $50,000 and $146,000 for the three and nine months ended September 30, 2006. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Recent Accounting Pronouncements

 In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. SFAS 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of this statement could have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. We are currently evaluating the impact, if any, that the adoption of SFAS 159 could have on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Our future capital requirements depend on many factors, some of which are outside of our control. As our quarterly net revenues for the first, second and third quarters of 2007 were and net revenues for the fourth quarter are expected to be substantially lower than our quarterly net revenues in the year ended December 31, 2006, our cash used in operations has increased significantly in 2007, and we expect it to continue to increase, as compared to 2006. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will continue to grow, that we do not experience an adverse result in existing litigation or new legal proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures. We are also devoting capital resources to defending litigation, and expect to continue to incur litigation expenses for the foreseeable future. We expensed a $2.5 million loss in full settlement relating to the Accton matter in the second quarter of 2007 and paid the settlement in the third quarter. Depending on the amount and timing of the resolutions of our existing cases and any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge additional assets to secure the financing, or could impose additional restrictive covenants on us. These additional securities could have rights senior to those of our common stock. We established a credit facility with a financial institution in September 2007, which provides for commitments for up to $10.0 million of revolving loans or letters of credit. As security for the line of credit, we granted the bank a security interest in all of our assets, except for the shares of certain foreign subsidiaries and certain intellectual property rights. Further extensions of credit will be subject to various conditions, including the continued accuracy of our representations to the bank and the absence of a material adverse change, which is defined to include a material impairment in the value of the collateral or in the bank's prospects of repayment, since June 30, 2007. Due to these conditions, we cannot assure you that we will be able to draw down further amounts under this agreement. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, or to sell assets or otherwise restructure our business to remain viable.

Since our inception, we have financed our operations primarily through operating activities and the sale of equity securities. As of September 30, 2007, we had drawn down $1.5 million from our line of credit with a financial institution. Further draws and other extensions of credit under this loan agreement are subject to various conditions. The agreement includes affirmative and negative covenants, including compliance with a "quick ratio" test and specified levels of tangible net worth, and restrictions on various actions including the incurrence of further indebtedness, acquisitions, divestitures, mergers, changes in business, dividends and other distributions to stockholders, and investments. We were in compliance with the loan covenants as of September 30, 2007.

At September 30, 2007, we had $41.7 million in cash, cash equivalents and short-term investments, which includes $335,000 in restricted cash, and $1.5 million in short-term borrowing as compared to $55.4 million in cash, cash equivalents and short-term investments at December 31, 2006.

Operating activities for the nine months ended September 30, 2007 used $14.8 million in cash primarily due to our $20.0 million net loss adjusted for non-cash expenses of $1.6 million for stock-based compensation expense and $1.3 million for depreciation and amortization, partially offset by cash provided of $2.3 million for net changes in assets and liabilities. The cash provided by net changes in assets and liabilities was primarily due to decreases in accounts receivable of $1.9 million, decreases in inventories of $1.6 million and increases of $0.4 million in accrued compensation and related expenses partially offset by increases of $0.8 million in other current assets, $0.7 million in other assets and $0.1 million in accrued liabilities. The decrease in accounts receivable resulted from more linear shipments in the quarter ended September 30, 2007 in comparison to the quarter ended December 31, 2006 leading to more timely collections in the nine months ended September 30, 2007. The decrease in inventories was primarily attributable to our efforts to better manage our inventory level and align our inventory purchases with the forecasted volume and product mix demand from our customers. The increase in accrued compensation and related expense was due to timing of compensation payments and increased vacation earned but not taken by the employees. The increases in other current assets and other assets was due to capitalization of intellectual property, partially offset by the amortization of software design tools.

Net cash provided by investing activities was $5.6 million for the nine months ended September 30, 2007. Net cash provided by investing activities related to maturities of available-for-sale securities of $50.5 million partially offset by purchases of available- for-sale securities of $44.1 million and the purchase of $0.8 million of property and equipment.

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2007, which consisted of $1.5 million of borrowings under the $10.0 million line of credit and $0.4 million proceeds from issuance of common stock under employee stock plans.

Our principal source of liquidity as of September 30, 2007 consisted of $41.7 million of unrestricted cash, cash equivalents and short-term investments, which includes $335,000 in restricted cash, and the availability of cash from the $10.0 million revolving line of credit. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations that will, in turn, be directly affected by various risks and uncertainties, including, but not limited to, the levels of demand for our products, litigation outcomes and the other risks listed in the "Risk Factors" section of this report.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Short-term borrowings	$ 1,500	$ 1,500	$ -	$ -	$ -
Operating leases - facilities	3,013	902	2,111	-	-
License fees	8,453	3,494	4,959	-	-
Purchase obligations	5,075	5,075	-	-	-
Total	$ 18,041	$ 10,971	$ 7,070	$ -	$ -

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2007, all of our investments were in money market funds, certificate of deposits, high quality commercial paper and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $102,000 in the fair value of our available-for-sale securities as of September 30, 2007.

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

In December 2005, Accton Technology Corporation, or Accton, filed a suit against Centillium Communications, Inc. ("Centillium") in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against Centillium. Centillium disputed each of these claims. The parties settled the dispute on July 12, 2007 for $2.5 million. In accordance with FAS 5, the Company had determined that the loss was both probable and reasonably estimable and thereby the Company had accrued and expensed the total amount of settlement in the quarter ended June 30, 2007.

We are involved in other litigation and responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these other matters, although management is unable to predict the outcome of these other matters. In certain cases, management has accrued estimates of the amounts it expects to pay upon resolution of such matters and such amounts are included in accrued liabilities. Should we not be able to secure the terms we expect, these estimates may change and will be recognized in the period in which they are identified. Although the ultimate outcome of such inquiries is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on our results of operations, but could have a material adverse effect on our financial position or cash flows.

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

Risks Related to Our Business

We have a history of losses and expect to continue to experience losses.

We have not reported an operating profit for any year since our inception and experienced a net loss of $20.0 million for the nine months ended September 30, 2007 and net losses of $10.7 million, $11.3 million and $43.1 million in 2006, 2005 and 2004, respectively. Additionally, stock-based compensation expense required to be recorded in our financial statements by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

Our success will depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve profitability. If we ever become profitable, we may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of optical networking and VoIP products, given the continuing decline in demand for our DSL products, but those development efforts have not resulted in significant revenues. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. Even if we decide to curtail further investment in our DSL business, any restructuring or disposition of our DSL product lines would reduce our overall revenues and would lead to restructuring charges and other costs in the short term. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Because of our lack of diversity in geographic sources of revenues, the slowdown in deployment of ADSL in Japan and other factors specific to Japan have negatively affected and will probably continue to adversely affect our business and operating results.

Historically, our revenues have been largely dependent on the growth of new ADSL subscribers in Japan, but that market has been declining significantly in recent periods. Revenues from Japan comprised 58% and 43% of our net revenues in the three months ended September 30, 2007 and 2006, respectively. Revenues from Japan comprised 52%, 64% and 78% of our net revenues for 2006, 2005 and 2004, respectively. Revenues from Japan in 2006 as compared to 2005, which have been largely attributable to our ADSL products, decreased by $15.6 million, or 32%. We believe that the number of new ADSL subscribers in Japan will generally continue to decline in the remainder of 2007 and beyond, which will negatively affect our future revenues.

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

We derive a substantial majority of our revenues from ADSL products, which have experienced declining demand in our principal geographic market, and our failure to diversify our sources of our revenues could harm our business and operating results.

Historically, our revenues have been derived primarily from the sale of our ADSL products. ADSL revenues accounted for 68%, 77%, 79% and 94% of our net revenues for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Because of our dependence on ADSL products, we will be disproportionately affected by any decline in demand for ADSL equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. Demand for our ADSL products has generally declined in each of the last six quarters. We also expect to face increasing pricing pressures in the ADSL markets outside of Japan. If we are unsuccessful in generating meaningful sales of our ADSL products outside of Japan and our VDSL2, VoIP and FTTP products, we will not be able to achieve or sustain profitability.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We do not expect to generate cash from operations for the foreseeable future, and our cash, cash equivalents and short-term investments balance declined from $55.4 million as of December 31, 2006 to $41.7 million as of September 30, 2007. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. We recently established a $10.0 million credit facility, under which we had borrowed $1.5 million as of September 30, 2007, but there are significant conditions on our ability to borrow further amounts under that facility. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. Our existing credit facility restricts our ability to sell assets, merge, incur additional indebtedness, make investments, pay dividends and distributions, or take other actions without the consent of the bank. The facility also requires us to comply with a "quick ratio" test and maintain specified levels of tangible net worth. The terms of any new debt or equity financing may also include restrictive covenants that impair our business and financial flexibility. If we are unable to obtain additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products, which could give rise to substantial costs and disruption of our existing operations and sales efforts. Moreover, if we are unsuccessful in introducing or acquiring new products, we may be unable to attract new customers or to retain our existing customers, which would materially and adversely affect our results of operations. For example, we recently entered into an agreement with a third party that gives us exclusive rights to an EPON chip that they developed, which we refer to as the ME250. A customer has agreed to purchase this EPON chip for its FTTP system for approximately three years. However, our customer's FTTP system with this EPON chip must obtain the anticipated market share of the principal telecommunications service provider business for us to significantly grow our FTTP revenues in 2007 and beyond. We cannot predict whether this EPON chip, which we did not design, will contain unexpected performance problems or whether we will encounter unexpected difficulties with the supply of this chip. There also can be no assurance that our customer's FTTP system with this EPON chip will be validated by the targeted service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all.

In the first quarter of 2007, we also introduced our own next generation PON chip. It is in the process of being validated by our customer. If it is validated, it will be the platform that we will market going forward with other customers. If we are not successful with this PON chip, however, it could lead us to decide to scale down or exit our own optical product line. This could have a materially adverse effect on our results of operations for 2007 and future periods and would impair our growth prospects, particularly given the continuing declines in our legacy ADSL business. Even if we are successful in convincing a customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the second quarter of 2008 at the earliest. There can be no assurance that our PON chip will be validated or will meet customer requirements now or in the future and that even if it does meet these requirements, that our customers will purchase this product.

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

We sell our products primarily to a small number of network equipment manufacturers. Four manufacturers accounted for 88% and 83% of our net revenues for the three and nine months ended September 30, 2007, respectively. Specifically, Marconi (acquired by Ericsson in January 2006) accounted for 27% and 16% of our net revenues for the nine months ended September 30, 2007 and for the year ended December 31, 2006. Sumitomo accounted for 25%, 26%, 35% and 35% of our net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. NEC accounted for 18%, 23%, 26% and 42% of our net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006, 2005 and 2004, respectively. Lucent Technologies accounted for 13%, 12% and 13% of net revenues for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, respectively. No other customer accounted for 10% or more of our net revenues during the nine months ended September 30, 2007 and during the years ended December 31, 2006, 2005 and 2004. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

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

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our customers' products increased significantly, we were not always able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity. For example, we recorded write-downs of $2.6 million of excess inventory in 2006 due to a substantial decrease in customer forecasted customer purchases. We recorded write-downs of $457,000 in the nine months ended September 30, 2007. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

Sales of our products depend on the increased use and widespread adoption of broadband access services, especially DSL, VoIP and FTTP, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our financial condition and results of operations would be adversely affected, if the use of broadband access services, and in particular the VoIP and FTTP services on which our future growth prospects are substantially dependent, does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

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

Our revenues are heavily dependent on the demand for DSL services. DSL services are competing with several different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. Competition from other broadband access technologies, such as broadband over power lines, is expected in the future. In Japan, which has historically been the principal source of our revenues, ADSL subscription rates are expected to continue to decline due to competition from other broadband access technologies. While a significant element of our strategy is to diversify our product markets beyond DSL into FTTP and VoIP, we have experienced difficulties in penetrating those markets. If any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business, financial condition and results of operations.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 55%, 70%, 74% and 86% of our net revenues for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. Customers located in Europe accounted for 31%, 17%, 7% and 1% of our net revenues for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

Management continues to spend time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules. In particular, our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving Centillium have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The market price of our common stock has been volatile. Since January 1, 2002 our common stock has traded at prices as low as $1.08 and as high as $14.58 per share. Trading prices during the nine months ended September 30, 2007 have ranged from $1.41 to $2.28 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.58(3)	Loan and Security Agreement dated September 27, 2007 by and between Silicon Valley Bank and Centillium Communications, Inc.*

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

(3)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 2, 2007.

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

CENTILLIUM COMMUNICATIONS, INC. (Registrant)
Dated: November 8, 2007	Linda C. Reddick Chief Financial Officer (Principal Financial and Accounting Officer)

47

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

4.2(1)	Bylaws of the Registrant

10.58(3)	Loan and Security Agreement dated September 27, 2007 by and between Silicon Valley Bank and Centillium Communications, Inc.*

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

(3)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 2, 2007.

*

Certain confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.