Form 10-K
period 2007-12-31
CENTILLIUM COMMUNICATIONS INC
filed 2008-03-17
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒        NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    ☐        NO    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2007, the last business day of the registrant's most recently completed second quarter, was approximately $57,270,000 based upon the closing price for shares of the registrant's common stock as reported by The NASDAQ Global Market. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 3, 2008, approximately 41,719,000 shares of the registrant's common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed before April 29, 2008.

     PDF provided as courtesy

CENTILLIUM COMMUNICATIONS, INC.

FORM 10-K
ANNUAL REPORT

TABLE OF CONTENTS

Centillium Communications, Atlanta, ARION, Colt, Entropia, eXtremeDSLMAX, Maximus, Mustang, Palladia, Pharos, Voice Services Platform and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

CAUTIONARY STATEMENT

This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, anticipated cost reductions, the results expected from our restructuring efforts, the need for additional capital, our target markets, our ability to expand our optical and VoIP businesses after the sale of our DSL product lines, our ability to design, develop and supply competitive products, customer acceptance of our products, our ability to achieve further product integration, the status of evolving technologies and their growth potential, and our production capacity. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seek," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" set forth in Part I, Item 1A, of this report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related embedded software. We serve the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. From inception until February 2008, we also served the Digital Subscriber Line (DSL) market. Our customers are systems vendors and original equipment manufacturers that sell optical network equipment for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

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

TARGET MARKETS AND CENTILLIUM PRODUCTS

Centillium designs, develops and supplies a portfolio of SoC products for broadband access infrastructure and a number of the key applications enabling broadband services. Currently, our target markets include VoIP products for use in carrier-class and enterprise-class media gateways and access gateways and for use in residential gateways and optical access products targeting the emerging FTTP market. The following provides a brief description of each of our target markets and the semiconductor solutions we provide in each of these markets. In February 2008, we sold our DSL semiconductor product lines, which had previously accounted for a majority of our revenues.

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

VoIP Products

We leverage our expertise in mixed-signal system-on-chip technology and embedded software applications to deliver VoIP products for carrier-class media gateway, access gateway and residential gateway markets. Comprising VoIP processors for next-generation voice, media and wireless gateways along with carrier-grade VoIP products for the rapidly growing customer premise equipment (CPE) market, our EntropiaTM and AtlantaTM product families provide system designers with broad flexibility while delivering a strong combination of performance and features.

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

Entropia™ III-C is the newest member of our suite of system-on-chip (SoC) VoIP solutions aimed at fast-growing multi-service access network (MSAN) applications such as "plain old telephone service" (POTS) replacement. Entropia III-C scales the market-proven features and performance advantages of our flagship system into a smaller-sized, highly integrated chipset with cost structures and channel densities that squarely target the requirements of business communications and subscriber loop infrastructures. With a single-chip design and low per-channel cost, the Entropia III-C provides a powerful and cost-efficient platform for deployment within MSAN and Digital Loop Carrier (DLC) environments. Carrier-proven algorithms improve voice quality, while the highly integrated design reduces power consumption compared to other approaches. The chipset's high degree of integration minimizes external component counts and printed circuit board, or PCB, layers to reduce overall system bill-of-materials (BOM) costs.

Our Atlanta product family is a voice processing SoC for customer premises equipment that supports toll-quality telephone voice, fax and routing functionality over any broadband access network. System designs based on the Atlanta product family can connect directly to a broadband modem or be added as part of a small office-home office, or SOHO, network. The Atlanta A70™ product is the family's entry level SoC while the A80™ SoC adds the capability to interface with any WiFi or high-speed adapter. The A90™ SoC is optimized for the SOHO market with four voice channels and a high-performing routing engine available at 100 Mbit/second. At the top of the Atlanta family, the A100™ SoC adds powerful, enterprise-level security and encryption of all data and voice.

Optical - Fiber-To-The-Premises (FTTP)

Optical technology enables the transmission of data, voice and video as light waves along fiber, and allows significantly higher speeds and greater bandwidths than conventional copper wire. Digital information - consisting of digitized video, voice telephony, interactive gaming, business files, spreadsheets and internet information - is prepared for delivery to a home or business. Distribution of this high bandwidth content is accomplished over a strand of optical fiber, either directly from one location to another (Point-to-Point) or via optical splitters (Point-to-Multipoint) in a PON network.

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

FTTP Physical Layer Products

Centillium's physical layer solution consists of the Apollo chipset that supports multiple applications from a single, efficient footprint. This chipset integrates a broad range of functionality into a small, standards-compliant package, without the need for a separate microcontroller. The Apollo transceiver chip enables control of point-to-point data traffic over fiber, and targets various areas of the continuous data mode environment for data rates, from 100 Mbps through the higher data rate architectures known as OC3, OC12, Gigabit Ethernet, and OC48. Apollo addresses systems vendors' and service providers' requirement and offers applications on a wide spectrum of data-delivery modes for deployment on a global basis.

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

Our Colt 100 SoC supports the complex set of capabilities required by service providers deploying CO equipment in Ethernet Passive Optical Networks. This product is a highly integrated, cost effective, mixed-signal EPON protocol processing solution that is fully compliant with IEEE 802.3ah.

Our Mustang product family consists of our ME250 and proprietary ME300 products. These highly-integrated, low power and turnkey FTTH solutions are ideal for service providers deploying EPON in customer premise equipment (CPE) to deliver premium triple play services such as bandwidth-intensive IPTV. We have been heavily engaged in the development of a gigabit Ethernet Passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300 in 2007.

SALE OF DSL PRODUCT LINES

In February 2008, we completed the sale of certain fixed and intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.2 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of the Company's representations and warranties. Additionally, in one year we are obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the contractual arrangements between the Company and Ikanos. In addition, the Company incurred approximately $1.0 million in transaction costs. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we have not accounted for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business. Assets held for sale on our balance sheet at December 31, 2007 consisted of $0.7 million of lab equipment.

TECHNOLOGY

Our primary competitive advantage is technology expertise in key areas including our system-level knowledge, programmable digital signal processor, signal processing algorithms, digital chip design capability, mixed-signal chip design capability and system-level software. Together, these capabilities have enabled us to provide system-level communications products allowing OEM's to:

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

System software. We have expertise in developing software embedded in our semiconductor products that addresses the needs of network equipment manufacturers and service providers. In addition, our understanding of various operating systems and personal computer environments allows us to create software embedded on the chip that provides for simple installation and operation.

CUSTOMERS AND STRATEGIC RELATIONSHIPS

We sell our products to leading manufacturers of broadband communications equipment in our target markets. Because we leverage our technologies across different markets, certain of our integrated circuits may be incorporated into equipment used in different markets.

A small number of customers have historically accounted for a substantial portion of our revenue. In 2007, 2006 and 2005, NEC Corporation (NEC) accounted for 15%, 23% and 26%, Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 26%, 26% and 35% of net revenue, and Lucent Technologies accounted for 15%, 12% and 13% of net revenues, respectively. Ericsson accounted for 23% and 16% of our net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of net revenues in any year during this three-year period.

The following is a summary of net revenues by product family for sales to NEC, Sumitomo, Lucent and Ericsson as a percentage of revenue we generated from the sales of our product to that customer in 2007:

Products	NEC	SEI	Lucent	Ericsson
DSL	96%	74%	-%	84%
VoIP	4	-	100	16
FTTP	-	26	-	-
Total	100%	100%	100%	100%

The following is a summary of net revenues by major geographic area as a percentage of total revenues:

	Years Ended December 31,
	2007	2006	2005
Japan	49%	52%	64%
Italy	23	16	7
United States	16	13	19
Other Asia-Pacific	7	18	10
Other Europe	5	1	*
Total	100%	100%	100%
_______________
* Less than 1%

The loss of a key customer could materially and adversely affect our business, financial condition and results of operations. We expect that our key customers will continue to account for a substantial portion of our net revenues in the foreseeable future. These customers and their respective contributions to our net revenue have varied and will likely continue to vary from period to period. We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice and we do not have agreements with any of our key customers that contain long-term commitments to purchase specified volumes of our products.

SALES AND MARKETING

Our sales and marketing strategy is to achieve design wins with technology leaders in each of our targeted broadband communications markets by, among other things, providing superior design-in engineering support. We believe that providing comprehensive design-in service and support is critical to shortening our customers' design cycles and maintaining a competitive position in our targeted markets. We currently market and sell through our direct sales force, through independent sales representatives and through an independent distributor in Europe and Russia.

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

RESEARCH AND DEVELOPMENT

We have assembled a core team of experienced engineers and technologists, many of whom are leaders in their particular field or discipline. As of December 31, 2007, we employed 181 engineers in research and development. These employees are involved in advancing our core technologies, as well as applying these core technologies to product development activities in our target markets. Approximately 26 engineers transferred to Ikanos in connection with the sale of the DSL product lines in February 2008. Also in connection with the sale of our DSL product lines, we are further restructuring our staffing arrangements to reflect our narrower focus on optical and VoIP opportunities. After completion of our efforts, we expect to have a total of 105 to 110 engineers in research and development.

We believe that the achievement of higher levels of integration, functionality and performance and the introduction of new products in our target markets are essential to our growth. Our principal design centers are located in Fremont, California, India and France.

Research and development expense in 2007, 2006 and 2005 was approximately $28.8 million, $27.8 million and $29.6 million, respectively.

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

Wafer Fabrication

We do not own or operate a wafer fabrication facility. Most of our silicon wafers are produced by Taiwan Semiconductor Manufacturing Company and IBM. We refer to these manufacturers as foundries. The inability of any one of our independent foundry subcontractors to provide the necessary capacity or output for our products could result in significant production delays and could materially and adversely affect our business, financial condition and results of operations. While we currently believe we have adequate capacity to support our current sales levels, we continue to work with our existing foundries to assure production capacity, while maintaining the option of qualifying new foundries to provide additional production capacity if needed. It is possible that adequate foundry capacity may not be available on acceptable terms, if at all. In the event a foundry experiences financial difficulties, or if a foundry suffers any damage or destruction to its facilities, in the event of any other disruption of foundry capacity, or if there is insufficient foundry capacity to meet our demand, we may not be able to qualify alternative manufacturing sources for existing or new products in a timely manner.

Assembly and Test

Completed silicon wafers are probed and the individual die are assembled, packaged and tested by one of our subcontractors: Amkor Technology, Inc. and STATS ChipPAC Ltd. or finished product is purchased from Kawasho Semiconductor Corporation. While we have not experienced any material disruption in supply from assembly, testing or manufacturing subcontractors to date, we could experience assembly and testing or supply problems in the future. The availability of assembly and testing services or product delivery from these subcontractors could be materially and adversely affected in the event a subcontractor experiences financial difficulties, if a subcontractor suffers any damage or destruction to its facilities, in the event of any other disruption of assembly and testing capacity, or if there is insufficient capacity to meet our demand.

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

Although we employ a variety of intellectual property in the development and manufacturing of our products, we believe that none of that intellectual property is individually critical to our current operations. However, taken as a whole, we believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our results of operations. We cannot be assured that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology. In addition, the laws of many foreign countries do not protect our intellectual properties to the same extent as the laws of the United States. From time to time, third parties have or may assert infringement claims against us or against our customers in connection with their use of our products as was the case with Fujitsu's prior suit against us in Japan. In addition, we may desire or be required to renew or to obtain licenses from others in order to further develop and market commercially viable products effectively. We cannot assure you that any necessary licenses will be available on reasonable terms.

EMPLOYEES

As of December 31, 2007, we had a total of 245 employees, of whom 181 were engineers. Approximately 26 of these employees transferred to Ikanos in connection with the sale of the DSL product lines in February 2008. Also in connection with the sale of our DSL product lines, we are further restructuring our staffing arrangements to reflect our narrower focus on optical and VoIP opportunities. After completion of our efforts, we expect to have a total of 150 employees, of whom 105 to 110 are engineers. None of our employees are represented by a labor union. However, certain of our foreign employees are subject to collective bargaining agreements mandated by local country law. We do not anticipate that the results of future negotiations under these collective bargaining agreements will have a material adverse financial impact on our business. We have not experienced any work stoppages. Our future performance depends in significant part upon the continued service of our key personnel, none of whom is bound by an employment agreement requiring service for any definite period of time. Our future success also depends on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel. Competition for such qualified personnel is intense and there is no assurance that we will continue to be successful in the future.

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

We have not reported an operating profit for any year since our inception and experienced net losses of $17.6 million, $10.7 million and $11.3 million in 2007, 2006 and 2005, respectively. Additionally, stock-based compensation expense required to be recorded in our financial statements by SFAS 123(R) since January 1, 2006 has had and will continue to have a material adverse impact on our operating results.

Our success will depend in large part upon the adoption and utilization of our optical and VoIP products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve profitability. If we ever become profitable, we may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of optical networking and VoIP products, given the sale of our DSL product lines in February 2008, but those development efforts have not resulted in significant revenues. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. The disposition of our DSL product lines will reduce our overall revenues and will result in restructuring charges and other costs in the short term. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Our strategic direction has changed through the recent sale of our DSL product lines, and our focus on our optical and VoIP product lines may not be successful.

In February 2008, we sold certain assets associated with our DSL product lines to Ikanos Communications, Inc. This sale significantly reduced the size of our business and revenues, and our business model now focuses exclusively on our optical and VoIP products, which have historically generated fewer revenues than our legacy DSL products. In 2007, optical and VoIP net revenues represented 15% and 25%, respectively, of our total net revenues. There can be no assurance that our focus on these two product areas will produce acceptable results. If we are not successful in expanding our optical and VoIP revenues and operating those product lines successfully, our stock price will suffer. Moreover, any other future changes to our business may not prove successful in the short or long term due to a variety of factors, including competition, customer acceptance and demand for our products, and other factors described in this section, and may have a material negative impact on our financial results.

In addition, we have in the past and may in the future find it advisable to streamline operations and reduce expenses, including such measures as reductions in the workforce, discretionary spending, or capital expenditures, as well as other steps to reduce expenses. We have streamlined operations and reduced certain expense areas as a result of the sale of our DSL product lines, including reductions in our workforce. We may find it advisable to undertake further actions of this type in 2008, to further align our resources with our more focused business strategy. Any restructuring or streamlining places significant strains on management, our employees and our operational and other resources, and could impair our sales and customer support efforts or alter our product development plans. Restructuring or streamlining may also cause us to incur liability from early termination or assignment of contracts, potential failure to meet required support levels due to loss of relevant employees, and other adverse effects. Those effects, and any restructuring-related accounting charges that we may record, could have a negative impact on our financial results.

Because of our lack of diversity in geographic sources of revenues, factors specific to Japan may adversely affect our business and operating results.

Historically, our revenues were largely dependent on the growth of new ADSL subscribers in Japan, but that market declined significantly in recent periods, resulting in our decision to sell our DSL product lines in early 2008. Revenues from Japan comprised 49%, 52% and 64% of our net revenues for 2007, 2006 and 2005, respectively. Revenues from Japan in 2007 as compared to 2006, which were largely attributable to our ADSL products, decreased by $16.0 million, or 55%.

We expect that half of our VoIP and optical revenues in 2008 will be generated by sales into the Japanese market. Because a substantial portion of our revenues has been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

After the sale of our DSL product lines in February 2008, we are now entirely dependent on our VoIP and FTTP products, which previously accounted for less than half of our revenues.

Historically, the majority of our revenues was derived from the sale of our ADSL products, which accounted for 60%, 77% and 79% of our net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Due to our sale of those product lines in early 2008, our future revenues will be entirely dependent on our VOIP and FTTP product lines, which were introduced more recently. Because of our dependence on these products, we will be disproportionately affected by any decline in demand for optical or FTTP equipment that arises due to changes in telecommunications service providers' strategies or deployment budgets, increased competition from other access technologies, or other factors. We also expect to face increasing pricing pressures in our target markets. If we are unsuccessful in generating meaningful sales of our VoIP and FTTP products, we will not achieve or sustain profitability.

We may need to raise additional capital which might not be available or which, if available, could be on terms adverse to our common stockholders.

We do not expect to generate cash from operations for the foreseeable future, and our cash, cash equivalents and short-term investments balance declined from $55.4 million as of December 31, 2006 to $36.8 million as of December 31, 2007. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. In 2007 we established a $10.0 million credit facility, under which we had borrowed $1.5 million and drew down a $1.5 million letter of credit as of December 31, 2007, but there are significant conditions on our ability to borrow further amounts under that facility. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours, and for operational needs such as product development due to the rapidly changing technologies and customer demands associated with our VoIP and optical product lines. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. Our existing credit facility restricts our ability to sell assets, merge, incur additional indebtedness, make investments, pay dividends and distributions, or take other actions without the consent of the bank. The facility also requires us to comply with a "quick ratio" test and maintain specified levels of tangible net worth. The terms of any new debt or equity financing may also include restrictive covenants that impair our business and financial flexibility. If we are unable to obtain additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

If we are unable to develop and introduce new products successfully and in a cost-effective and timely manner or to achieve market acceptance of our new products, our operating results would be adversely affected.

Our future success is dependent upon our ability to develop new semiconductor products for existing and new markets, introduce these products in a cost-effective and timely manner and have these products selected by leading equipment manufacturers for design into their own new products. This is particularly important due to our sale of our DSL product lines in February 2008. The development of new silicon products is highly complex, and from time to time we have experienced delays in completing the development and introduction of new products and lower than anticipated manufacturing yields in the early production of such products, as well as unanticipated failures of equipment manufacturers to select our products. Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products, which could give rise to substantial costs and disruption of our existing operations and sales efforts. Moreover, if we are unsuccessful in introducing or acquiring new products, we may be unable to attract new customers or to retain our existing customers, which would materially and adversely affect our results of operations. For example, we recently entered into an agreement with a third party that gives us exclusive rights to an EPON chip that they developed, which we refer to as the ME250. A customer has agreed to purchase this EPON chip for its FTTP system for approximately three years. However, our customer's FTTP system incorporating this EPON chip must obtain the anticipated market share of the principal telecommunications service provider business for us to significantly grow our FTTP revenues in 2008 and beyond. We cannot predict whether this EPON chip, which we did not design, will contain unexpected performance problems or whether we will encounter unexpected difficulties with the supply of this chip. There also can be no assurance that our customer's FTTP system with this EPON chip will be validated by the targeted service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all.

In the first quarter of 2007, we also introduced our own next generation PON chip, which we refer to as the ME300. It is in the process of being validated by our customer. If it is validated, it will be the platform that we will market going forward with other customers. If we are not successful with this PON chip, however, it could lead us to decide to scale down or exit our own optical product line. This could have a materially adverse effect on our results of operations for 2008 and future periods and would impair our growth prospects, particularly given our recent sale of our DSL product lines, which had previously accounted for a substantial portion of our revenues despite continued declines in the Japanese DSL market. Even if we are successful in convincing a customer to accept our new FTTP PON product, we may be required to incur further product development and support expenses, and do not expect to recognize any appreciable revenues from this product until the fourth quarter of 2008 at the earliest. There can be no assurance that our PON chip will be validated or will meet customer requirements now or in the future and that even if it does meet these requirements, that our customers will purchase this product.

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

We sell our products primarily to a small number of network equipment manufacturers. Four manufacturers accounted for 79% and 77% of our net revenues for the years ended December 31, 2007 and 2006, respectively. Specifically, in 2007, 2006 and 2005, NEC Corporation accounted for 15%, 23% and 26% of net revenues, Sumitomo Electric Industries, Ltd accounted for 26%, 26% and 35% of net revenue and Lucent Technologies accounted for 15%, 12% and 13% of net revenues, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the years ended December 31, 2007, 2006 and 2005.

We expect that our dependence on a few customers will be even more pronounced in 2008, because we sold our DSL product lines in February 2008, and our remaining products are sold to an even more concentrated group of customers. We do not have contractual volume commitments with these customers; instead, we sell our products to them on an order-by-order basis. Our ability to maintain relationships with these large customers is essential to our operating results and financial condition. However, this dependence means that we are especially susceptible to factors that affect their purchasing decisions that are, in many instances, outside of our direct control. These factors include, among other things:

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

As a result, we may not be able to maintain or increase sales to certain of our large customers for various reasons. Our concentration of business and on-going relationships with our major customers may also deter other potential customers who compete with these existing customers from buying our products. We expect to be dependent upon a relatively small number of large customers in future periods, although the specific customers may vary from period to period. Sales of our VoIP and Optical products are currently highly concentrated with only a few customers, which may lead to greater variability in our sales of those products depending on the actions of even a single customer. If we are not successful in maintaining relationships with key customers and winning new customers, our business and results of operations will suffer. Moreover, our customers are in most cases larger than us, and because our revenues are concentrated among a relatively small number of customers, they tend to have greater bargaining power to demand lower prices and other terms and conditions that may materially adversely affect our business, financial condition and results of operations. Among other things, our customers are increasingly requiring us to agree to terms of sale that impose greater costs and risks on us than in the past.

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

  excess inventory resulting from the need to make purchasing decisions in advance of customer purchase orders and from any deferred or canceled orders; ongoing pricing pressure; and limitations on our ability to further reduce fixed expenses to correspond to declines in revenues;

  ongoing pricing pressure;

  limitations on our ability to further reduce fixed expenses to correspond to declines in revenues; and

  the impact of the sale of the DSL product lines on our business.

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

We place orders with our suppliers based on our forecasts of our customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our customers' products increased significantly, we were not always able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenues and create a drain on our liquidity. For example, we recorded write-downs of $3.0 million of excess inventory in 2006 due to a substantial decrease in customer forecasted customer purchases. We recorded write-downs of $643,000 for the year ended December 31, 2007. Our failure to accurately manage inventory against demand would adversely affect our financial results.

Our markets are highly competitive and many of our competitors are established and have greater resources than we have.

The market for communications semiconductor is intensely competitive. Given our stage of development, there is a substantial risk that we will not have the financial resources, technical expertise or marketing and support capabilities to compete successfully. In addition, a number of other semiconductor companies have entered or may enter the market segments adjacent to or addressed by our products. These competitors may have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than we have. We also face competition from customers' or prospective customers' own internal development efforts. Any of these competitors may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, promotion and sale of their products than we can.

Third-party claims regarding intellectual property matters could cause us to stop selling our products, pay monetary damages or obtain licenses on adverse terms.

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. For example, commencing in August 2004, we and our Japanese subsidiary were subject to patent litigation brought in Japan by Fujitsu Limited. The complaint sought significant monetary damages, and although we were successful in defending this lawsuit, we incurred substantial costs in defending it. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In such a litigation, a court could issue a preliminary injunction that would require us to withdraw or recall certain products. Moreover, we cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages (including treble damages) or have the sale of our products stopped by a permanent injunction. Such a license may not be available on reasonable terms, or at all. We may be unable to redesign our products to avoid infringing the third party's intellectual property rights. Even if we are able to do so, the redesign would likely require considerable time and expense, and the redesigned products could be less attractive to customers. In addition, if a current or prospective customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products.

We indemnify our customers under some circumstances for infringement of third-party intellectual property rights. We have also received requests from certain customers to include increasingly broad indemnification provisions in our agreements with them. These indemnification provisions may, in some circumstances, result in liability for combinations of components or system level designs and consequential damages and/or lost profits and the associated costs to us could be substantial. Even if indemnification claims against us are not valid or successfully asserted, responding to them could entail significant costs, impair customer goodwill, and divert the attention of management and other key employees. Any third-party intellectual property claim against one of our customers whom we may be obligated to indemnify could result in substantial costs to us, as well as damaging our customer relationships.

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

As a fabless semiconductor company that neither owns nor operates a fabrication or manufacturing facility, we are heavily dependent on certain suppliers. We obtain certain parts, components and packaging used in the delivery of our products from sole or limited sources of supply. For example, we obtain certain semiconductor wafers on a sole source basis from Taiwan Semiconductor Manufacturing Company and IBM. We will also be entirely dependent on a single third party for the supply of the ME250 EPON chip for our optical business targeting the principal telecommunications service provider in Japan. Developing and maintaining these strategic relationships with our vendors is critical for us to be successful. Any of our sole or limited source suppliers may:

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

If the demand for VoIP and FTTP broadband access services does not increase, we may not be able to generate substantial sales.

Sales of our products depend on the increased use and widespread adoption of broadband access services, especially VoIP and FTTP, and the ability of telecommunications service providers to market and sell broadband access services. Our business would be harmed, and our financial condition and results of operations would be adversely affected, if the use of broadband access services, and in particular the VoIP and FTTP services on which our future growth prospects are entirely dependent, does not increase as anticipated. Certain critical factors will likely continue to affect the development of the broadband access service market. These factors include:

  inconsistent quality and reliability of service;

  lack of availability of cost-effective, high-speed service;

  lack of interoperability among multiple vendors' network equipment;

  congestion in service providers' networks;

  inadequate security; and

  slow deployment of new broadband services.

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

Other broadband technologies may compete effectively with the broadband services addressed by our products, and a slowdown in deployment of FTTP or VoIP services, the lack of significant growth in the markets that we are targeting and our lack of success in penetrating such markets would adversely affect our business and operating results.

Our revenues are heavily dependent on the demand for FTTP and VoIP services. Those services are competing with several different broadband data transmission technologies, including cable modems, satellite and other wireless technologies. Competition from other broadband access technologies, such as broadband over power lines, is expected in the future. While we recently decided to focus exclusively on FTTP and VoIP, we have experienced difficulties in penetrating those markets. If any technology that is competing with the technologies that we offer is more reliable, faster and/or less expensive or has any other advantages over the technologies for which we have products, then the demand for our products may decrease. The lack of significant growth in those markets we are targeting in general and the lack of success of our products in particular would also adversely affect our business, financial condition and results of operations.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 56%, 70% and 74% of our net revenues for the years ended December 31,

2007, 2006 and 2005, respectively. Customers located in Europe accounted for 28%, 17% and 7% of our net revenues for years ended December 31, 2007, 2006 and 2005, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

Although our management determined, and our independent registered public accounting firm attested, that our internal control over financial reporting was effective as of December 31, 2007, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to assess our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock listing and price.

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

Recent geopolitical and social turmoil in many parts of the world, including actual incidents and potential future acts of terrorism and war, may continue to put pressure on global economic conditions. These geopolitical and social conditions, together with the resulting economic uncertainties, make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. This reduced predictability challenges our ability to operate profitably or to increase revenues. In particular, it is difficult to develop and implement strategies to create sustainable business models and efficient operations, and to effectively manage outsourced relationships for services such as contract manufacturing and information technology. If the current uncertain economic conditions continue or deteriorate, there could be an additional material adverse impact on our financial position, revenues, results of operations, and cash flows.

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

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. Additionally, in February 2008 we completed the first phase of our restructuring plan. We have had, and may continue to have, particular difficulty attracting and retaining key personnel during periods of poor operating performance and this period following our restructuring. Among other things, 99% of our stock options had exercise prices above the closing price of our common stock on March 3, 2008. The loss of the services of certain key senior management or technical personnel, or our inability to attract, retain and motivate qualified personnel, could materially and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

We may not maintain Nasdaq listing requirements, which would adversely affect the price and liquidity of our common stock.

To maintain the listing of our common stock on The Nasdaq Global Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. Our stock has traded below the $1.00 minimum bid price for 30 consecutive business days, and we received a deficiency notice from Nasdaq on February 21, 2008 stating that we will have a grace period of 180 days, or until August 19, 2008, to cure the deficiency by meeting the $1.00 per share trading price for 10 consecutive trading days. There can be no assurance that we will achieve compliance with the minimum bid price requirement. If we fail to meet the minimum bid price for 10 consecutive days during the grace period, our common stock may be delisted. Even if we are able to comply with the minimum bid requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted from The Nasdaq Global Market. Should our common stock be delisted from The Nasdaq Global Market, and the delisting determination was based solely on non-compliance with the $1.00 minimum bid price rule, we may consider applying to transfer our common stock to The Nasdaq Capital Market if we satisfy all criteria for initial inclusion on such market other than the minimum bid price rule. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would be provided an additional 180 calendar days to comply with the minimum bid price rule while on The Nasdaq Capital Market. If our stock is delisted from the Nasdaq Global Market and Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

In light of our current stock price, the value of stock options and other equity incentives may cease to provide sufficient incentive to our employees, and we may need to make additional equity grants to retain and motivate them.

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit and retain executives, engineers and other senior level employees. Due to the significant decline in our stock price, the vast majority of the outstanding options held by our employees have an exercise price significantly above the current market price of our common stock. If our stock price does not increase above the exercise prices of our stock options, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our executives and other employees. We may undertake or seek stockholder approval to undertake other equity- based programs to retain our employees, which may be viewed as dilutive to our stockholders and could increase our compensation costs. Additionally, we cannot assure you that any incentive initiatives that we might undertake, including any additional equity grants, will be successful in motivating and retaining our executives and other employees.

Our stock price may continue to be volatile.

The market price of our common stock has been volatile. From January 1, 2002 to March 3, 2008 our common stock traded at prices as low as $0.71 and as high as $14.58 per share. Trading prices during the year ended December 31, 2007 ranged from $1.01 to $2.28 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

If we fail to maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. There is a risk that neither we, nor our independent registered public accounting firm, will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley. In addition, during the course of our testing we may identify significant deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Effective internal controls, particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, our ability to obtain additional financing could be impaired, our stock could be subject to delisting from NASDAQ, and the trading price of our stock could drop significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease two buildings in Fremont, California with approximately 104,000 square feet of space under a lease which expires in February 2011. One building which we occupy is approximately 52,000 square feet and houses our corporate headquarters, administration, sales and marketing, research and development, and operations departments. A second building, which we vacated and for which we recorded $2.2 million in restructuring charges for surplus space in 2005 and increased the reserve by $0.8 million in 2007, is approximately 52,000 square feet and is available for sublease. Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan, France and South Korea for sales offices. Our current facilities are adequate for our needs and are being reevaluated in our restructuring plan.

ITEM 3. LEGAL PROCEEDINGS

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

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint sought significant monetary damages against Centillium and Centillium Japan. The court has ruled in our favor and the time to appeal has passed. This matter is now closed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on The NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol "CTLM" since our initial public offering in May 2000. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock on The NASDAQ Global Market:

2007 Quarters Ended:	High	Low
First Quarter	$ 2.28	$ 1.83
Second Quarter	$ 2.26	$ 1.84
Third Quarter	$ 2.08	$ 1.41
Fourth Quarter	$ 1.81	$ 1.01
2006 Quarters Ended:
First Quarter	$ 3.99	$ 2.83
Second Quarter	$ 5.13	$ 2.64
Third Quarter	$ 3.01	$ 1.82
Fourth Quarter	$ 2.30	$ 1.90

On March 3, 2008, there were approximately 124 record holders of Centillium's Common Stock, and the last reported sale price of our common stock was $0.77. There were approximately 4,164 beneficial stockholders as of March 3, 2008.

Dividend Policy

We have never declared or paid cash dividends on shares of our capital stock. We currently intend to retain all of our earnings, if any, for use in our business and in acquisitions of other businesses, products or technologies and do not anticipate paying any cash dividends in the foreseeable future.

Performance Graph

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Telecommunications Index for the last five fiscal years:

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data below is not necessarily indicative of results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. Among other things, the following data include the results of our DSL product lines, which we sold in early 2008.

Years Ended December 31,
	2007 (1)	2006	2005 (2)	2004	2003
(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$ 39,175	$ 64,563	$ 76,127	$ 71,151	$ 124,976
Gross profit	$ 31,693	$ 35,172	$ 40,972	$ 33,472	$ 53,823
Operating loss	$ (19,382)	$ (13,389)	$ (12,810)	$ (43,977)	$ (14,298)
Net loss	$ (17,601)	$ (10,749)	$ (11,285)	$ (43,062)	$ (13,359)
Basic and diluted net loss per share	$ (0.43)	$ (0.27)	$ (0.29)	$ (1.13)	$ (0.37)
Shares used to compute basic and diluted
net loss per share	41,369	40,574	39,312	38,210	36,433

Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term
investments	$ 36,805	$ 55,399	$ 61,340	$ 62,191	$ 89,626
Working capital	$ 24,813	$ 38,746	$ 44,539	$ 49,115	$ 88,284
Total assets	$ 48,626	$ 72,898	$ 78,347	$ 81,945	$ 125,624
Short-term bank borrowings	$ 1,500	$ -	$ -	$ -	$ -
Other long-term liabilities	$ 1,829	$ 1,228	$ 2,368	$ 864	$ 143
Total stockholders' equity	$ 24,855	$ 40,798	$ 46,612	$ 55,332	$ 96,037

____________

  Results of operations for 2007 include $8.9 million benefit from reversal of accrued royalties, $2.5 million in charges for loss on settlement, $1.4 million impairment of assets and $0.8 million in restructuring charges for surplus space at our Fremont, California location.

  Results of operations for 2005 include $2.2 million in restructuring charges for surplus space at our Fremont, California location.

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; anticipated cost savings; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; the impact of accounting rules related to the expensing of stock options on our future reported results; the impact of anticipated market and customer trends and developments; our ability to penetrate the VoIP and FTTP markets; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward- looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

Centillium Communications, Inc. (Centillium or the Company) designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. We also served the Digital Subscriber Line (DSL) market until February 2008, when we sold our DSL product lines in order to focus exclusively on our VoIP and FTTP businesses. Our DSL product lines had previously accounted for a majority of our revenues but had been declining in recent periods. Our DSL products consisted of- Asymmetric DSL (ADSL), and a next generation of DSL products, referred to as VDSL2 products. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications. Our DSL customers also consisted of systems vendors and OEMs.

Sale of DSL Product Lines

In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.2 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of its representations and warranties. Additionally, in one year we are obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the contractual arrangements between both the parties. In addition, the Company incurred approximately $1.0 million in transaction costs. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we have not accounted for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

Restructuring Plan

In February 2008, we also announced a restructuring plan in conjunction with the sale of our DSL product lines, which is intended to further reduce our operating and employee related costs.

Reversal of Accrued Royalties

Results of operations for 2007 include an $8.9 million benefit from a partial reversal of royalty accruals. We periodically evaluate any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and 2006 represent the contingent payments that are probable as of the respective balance sheet dates based on the applicable patent law. The remaining royalty accrual of $9.1 million will continue to be evaluated on a periodic basis.

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

We currently market and sell through our direct sales force, through independent sales representatives and through an independent distributor in Europe and Russia.

We have not reported an operating profit for any year since inception and have experienced net losses of approximately $17.6 million, $10.7 million and $11.3 million for 2007, 2006 and 2005, respectively. We expect to continue to incur operating losses and negative cash flows in the near term.

In 2007 our net revenues were $39.2 million, compared with $64.6 million in 2006, a decrease of 39%. We experienced a significant revenue decline in the DSL market in 2007 and 2006. We expect that our net revenues in 2008 will be substantially lower than in 2007, due to the sale of our DSL product lines in February 2008. Our net loss in 2007 was $17.6 million, compared with $10.7 million and $11.3 million in 2006 and 2005, respectively.

From inception through the sale of our DSL product lines in early 2008, the majority of our net revenues were derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2007, 2006 and 2005. Our Japan ADSL revenues declined 55%, 35% and 17% in 2007, 2006 and 2005, respectively. We consummated the sale of our DSL product lines to Ikanos in February 2008 and as a result, we will no longer generate any revenues from the sale of our DSL products.

We must achieve substantial revenue growth and effectively execute our restructuring plan in early 2008 to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in further penetrating the VoIP and FTTP markets, on which we are now exclusively dependent.

Our VoIP revenues were $9.9 million, $10.8 million and $12.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Moreover, sales of our VoIP products are concentrated with a relatively limited number of customers, which may cause our sales to vary widely depending on changes even in a single customer's deployment schedule and testing requirements. We expect our net revenues from VoIP in the first quarter of 2008 to increase, compared to the fourth quarter of 2007, as the demand from two VoIP customers has strengthened.

Our FTTP revenues were $5.9 million, $4.0 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have been heavily engaged in the development of a gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300 in 2007. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution of this third party that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. Obtaining these exclusive rights to this chip allows us to improve our chances of success by providing us with additional technology to penetrate our primary target market, Japan. We refer to this EPON chip as the ME250.

After discussions with a major customer, we decided to move forward with the ME250 for this customer as the principal telecommunications service provider in Japan has already accepted this customer's internal ME250 test results and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 PON chips. This customer's FTTP system with the ME250 has been validated by the principal telecommunications service provider and we must obtain the anticipated market share of that service provider's business for us to grow our FTTP revenues from this product in 2008 and beyond. Shipments for the ME250-based solution resulted in revenues of $3.1 million in the last four months of 2007. There can be no assurance that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities or that the remainder of these orders will not be canceled, or the anticipated delivery delayed.

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

Our planned actions for 2008 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the successful qualification and deployment of our FTTP products in Japan, the ramp of our VoIP products, execution of our restructuring plan in early 2008 and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, if our products and technologies are not accepted and deployed to the extent we currently assume, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus.

Moreover, as our quarterly net revenues for the first few quarters of 2008 are expected to be lower than our revenues for the fourth quarter of 2007, we anticipate that we will continue to incur operating losses and use cash for the foreseeable future. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth above, under item 1A, "Risk Factors," of this report.

Our operating results for 2007 and beyond have been and will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of December 31, 2007, the total unrecognized compensation cost related to unvested stock-based awards, as determined by SFAS 123(R), using the assumptions we had in effect as of that date, was approximately $2.1 million and $2.3 million, net of estimated forfeitures of $491,000 and $420,000, respectively. That total cost is expected to be recognized over an estimated weighted average period of 1.3 years for unvested stock-based awards to 3.0 years for restricted stock units.

Net Revenues: In 2007, 2006 and 2005, ADSL revenues accounted for 60%, 77% and 79% of our net revenues, respectively. In 2007, 2006 and 2005, NEC Corporation (NEC) accounted for 15%, 23% and 26%, Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 26%, 26% and 35% of net revenue, and Lucent Technologies accounted for 15%, 12% and 13% of net revenues, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the years ended December 31, 2007, 2006 and 2005.

The following is a summary of net revenues by product family for sales to NEC, Sumitomo, Lucent and Ericsson as a percentage of revenue we generated from the sale of our product to that customer in 2007:

Products	NEC	SEI	Lucent	Ericsson
DSL	96%	74%	-%	84%
VoIP	4	-	100	16
FTTP	-	26	-	-
Total	100%	100%	100%	100%

While our sales have historically been denominated in U.S. dollars, major fluctuations in foreign currency exchange rates could materially impact our customers' demand for our products as most of our major customers are foreign entities.

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP and FTTP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders will vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This volatility may become more pronounced as our 2008 sales will be generated entirely by our VoIP and FTTP products.

Competition and technological change in the rapidly evolving VoIP and optical networking markets have influenced, and may continue to influence our quarterly and annual net revenues and results of operations. Average selling prices of our products tend to be higher at the time of introduction and decline over time due to competitive pressures. We expect this pattern to continue with existing and future products. Our average selling prices are also impacted by our customer and product mix. We are increasingly selling into certain markets where pricing is very competitive. As a result, our gross margins are lower in these markets. If the gross profit generated from these markets is not sufficient to offset the cost of business in these markets, this may have a negative impact on our financial results.

Cost of Revenues: We are a fabless semiconductor company: we outsource the wafer fabrication, assembly and testing of our products. Our cost of revenues primarily consists of purchased finished wafers, assembly and test services, royalties, overhead associated with procurement and production engineering, provisions for excess and obsolete inventories, and product warranty costs.

Reversal of Accrued Royalties: Results of operations for 2007 include an $8.9 million benefit from a partial reversal of accrued royalties. We periodically evaluate any contingent liabilities in connection with any payments to be made for any asserted or unasserted potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and 2006 represent the contingent payments that are probable as of the respective balance sheet dates based on the applicable patent law. The remaining royalty accrual of $9.1 million will continue to be evaluated on a periodic basis.

Research and Development Expenses: Research and development (R&D) expenses consist primarily of employee compensation including stock compensation expense and related personnel expenses, fees paid to consultants, new product development costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

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

Loss on Settlement: In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The parties settled the dispute on July 12, 2007 for a payment by us of $2.5 million which was made and expensed in 2007.

Impairment of Assets: We determined certain assets associated with the DSL products, but not included in the February 2008 sale, are impaired.

Restructuring Charges: In 2005, we recorded restructuring charges for surplus space in our Fremont, California location, which it abandoned. Due to current real estate market conditions, we increased the surplus space reserve in 2007, to extend the estimated vacant lease period through February 2011.

Interest Income and Other, Net: Interest income consists of interest earned on cash and cash equivalent balances and short-term investments.

Stock-based Compensation: We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, we followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock compensation. We elected the modified prospective transition method for adopting SFAS 123(R). See Note 7 to the Consolidated Financial Statements under Item 8 of Part II of this report for information regarding Centillium's treatment of share-based compensation, including information regarding the accounting treatment for share-based compensation prior to Centillium's adoption of SFAS 123(R).

Provision for Income Taxes: The provision for income tax expense was $548,000 in 2007, $221,000 in 2006 and $149,000 in 2005. The provisions for income taxes relate primarily to current taxes payable for income generated by our subsidiaries located in foreign jurisdictions.

As of December 31, 2007, we had $166.9 million and $48.8 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. We also had research and development tax credit carryforwards for U.S. federal and state purposes of approximately $5.1 million and $6.4 million, respectively, as of that date. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses will expire at various dates beginning in 2012, if not utilized, and the state's research tax credits carry forward indefinitely.

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

Revenue Recognition: Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Certain royalty payments to a customer are recorded as a reduction in revenue. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance. Revenue from maintenance and support is deferred and recognized on a straight line basis over the life of the related agreement.

Stock Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. SFAS 123(R) is a new and very complex accounting standard. Applying this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements. The fair value of our restricted stock units is calculated based upon the fair market value of Company stock at the date of grant in accordance with SFAS 123(R). The stock-based compensation expense related to stock options is amortized on an accelerated basis. The stock based compensation expense related to restricted stock units is amortized on a straight-line basis.

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

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on its effective date. Adoption of FIN 48 did not have any impact on our accumulated deficit as of January 1, 2007. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We recognized a $340,000 adjustment to the liability for uncertain tax positions and therefore recorded an income tax expense in the year ended December 31, 2007.

Litigation and Contingencies: From time to time, we receive various inquiries or claims or are involved in litigation in connection with patent and other intellectual property rights as well as breach of contract and other claims. When the liability is probable and estimable, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Based on the applicable patent law and depending on developments and new information in these matters, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.

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

Results of Operations

The following table sets forth, for the periods presented, certain data from our consolidated statements of operations expressed as a percentage of total revenues:

	Years Ended December 31,
	2007	2006	2005
Net revenues	100%	100%	100%
Cost of revenues	42	46	46
Reversal of accrued royalties	(23)	-	-
Gross profit	81	54	54
Operating expenses:
Research and development	73	43	39
Selling, general and administrative	45	32	29
Loss on settlement	6	-	-
Impairment of assets	4	-	-
Restructuring charges	2	-	3
Total operating expenses	130	75	71
Operating loss	(49)	(21)	(17)
Interest income and other, net	5	4	2
Loss before provision for income taxes	(44)	(17)	(15)
Provision for income taxes	1	*	*
Net loss	(45)%	(17)%	(15)%

__________

* Less than 1%

Years ended December 31, 2007 and 2006

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 39,175	100%	$ 64,563	100%	$ (25,388)	(39)%
Cost of revenues	16,369	42%	29,391	46%	(13,022)	(44)%
Reversal of accrued royalties	(8,887)	(23)%	-	-	(8,887)	-
Gross profit	$ 31,693	81%	$ 35,172	54%	$ (3,479)	(10)%

During 2007 and 2006, our revenues were generated principally by sales of our DSL, VoIP and FTTP products. As noted above, we sold our DSL product lines in February 2008. The following table presents net revenues for each of our major product lines (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 23,313	60%	$ 49,753	77%	$ (26,440)	(53)%
VoIP	9,938	25%	10,807	17%	(869)	(8)%
FTTP	5,924	15%	4,003	6%	1,921	48%
Net revenues	$ 39,175	100%	$ 64,563	100%	$ (25,388)	(39)%

Net revenues in 2007 were $39.2 million, compared with $64.6 million in 2006, a decrease of $25.4 million, or 39%. Revenues from our DSL products accounted for $23.3 million, or 60%, of net revenues in 2007, as compared to $49.8 million, or 77%, of net revenues in 2006. The decline in DSL revenues was primarily due to a significant decrease in the number of new ADSL subscribers in Japan as compared to 2006 as well as a significant decline in DSL revenues from the rest of the world. To a lesser extent, the decline was due to a decrease in the average selling price of our DSL products. Average selling prices of products are expected to decline as they mature. Historically, competition in the semiconductor industry has driven down the average selling prices of products. Total revenues from Japan comprised 49% and 52% of our net revenues in 2007 and 2006, respectively. DSL revenues from Japan decreased by $16.0 million, or 55%, to $13.2 million in 2007 as compared to $29.2 million in 2006. DSL revenues from the rest of the world decreased by $10.4 million, or 51%, to $10.1 million in 2007 as compared to $20.5 million in 2006.

Revenues from VoIP products accounted for $10.0 million of revenues in 2007 as compared to $10.8 million in 2006, or 25% and 17% of net revenues, respectively. The decline in VoIP revenues was primarily due to a decrease in our VoIP central office (CO) shipments partially offset by an increase of VoIP CPE shipments. Our VoIP revenues vary significantly from quarter to quarter as they are currently derived from only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will increase in the first quarter of 2008, compared to the fourth quarter of 2007, as demand from two VoIP customers has strengthened.

Revenues from our FTTP products accounted for $5.9 million of revenues in 2007 as compared to $4.0 million in 2006, or 15% and 6% of net revenues, respectively. During the three months ended September 30, 2007 we received a multi-million dollar order for the ME250 chip from a leading manufacturer of broadband networking equipment in Japan for expected delivery through the following six months. Shipments related to this order for the ME250-based solution resulted in revenues of $3.1 million in the last four months of 2007. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including the continued purchase of significant quantities of the ME250 chip by our customer and achieving the expected market share of the Japan customer.

The following customers accounted for more than 10% of net revenues for 2007 and 2006:

	Years Ended December 31,
	2007	2006
Sumitomo Electric Industries	26%	26%
Ericsson *	23%	16%
NEC	15%	23%
Lucent Technologies Inc.	15%	12%
_______________
* Indirect revenues through distributor.

Gross profit represents net revenues less the cost of revenues. Gross profit decreased by $3.5 million, to $31.7 million in 2007, from $35.2 million in 2006. Results of operations for 2007 include an $8.9 million benefit from a partial release of royalty accruals. We periodically evaluate any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 represent the contingent payments that are probable as of the balance sheet date based on the applicable patent law. The decrease in gross profit was primarily attributable to a significant decrease in revenue from our DSL products, a decrease in our revenue from VoIP products partially offset by an increase in revenue from our optical products and a lower write-down of excess inventory of $643,000, compared to a write down of $3.0 million in 2006.

Additionally, $1.7 million of our gross profit and 4% of our gross margin in 2007 resulted from the unexpected sale of previously written-down inventory, compared to $561,000 of such sales and 1% of gross margin in 2006. We anticipate the benefit to gross margin for the sale of previously written-down inventory will be substantially less in 2008, based on the reduction in inventory that is fully written-down and the sale of the DSL product lines. Our future gross profit margins may be affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuations in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and further write-downs of excess or obsolete inventory, among other factors.

Research and Development Expenses: Research and development expenses increased by 4% to $28.8 million in 2007 from $27.8 million in 2006. The $1.0 million increase resulted primarily from $2.1 million increase in engineering design tool expense, $1.0 million increase in consulting expenses, $0.2 million increase due to decreased allocations to manufacturing efforts and $0.2 million increase due to lower subsidies from the French government, partially offset by decreases of $1.5 million in new product development expenses, $0.5 million in lower stock-based compensation expense, $0.4 million in decreased depreciation expense and $0.1 million of evaluation and testing of pre-production parts. The increased expenses for engineering design tools and consultants were primarily attributable to the increased level of new product design and increased reliance on consultants for our new product development projects. However, we expect research and development expenses in 2008 will be lower in absolute dollars and as a percentage of revenues than in 2007 due to the sale of the DSL product lines and our restructuring initiatives.

We remain committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate. We held 35 U.S. patents and 7 foreign patents as of December 31, 2007, and we maintain an active program of filing for and acquiring additional U.S. and foreign patents in the broadband communications field. After the sale of the DSL product lines to Ikanos in February 2008, we held 14 U.S. patents and 1 foreign patent.

Selling, General and Administrative Expense: Selling, general and administrative expenses in 2007 decreased by 15% to $17.6 million from $20.8 million in 2006. The $3.2 million decrease was primarily due to $1.5 million in lower employee compensation and related expenses, $0.8 million decreased stock-based compensation expense, a $0.7 million reduction in commissions, and a $0.4 million decrease in administrative expenses, partially offset by $0.2 million in higher legal expenses.

We expect that selling, general and administrative expenses in 2008 will be lower in absolute dollars and higher as a percentage of revenues compared to 2007. Our overall selling, general and administrative expenses may increase in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Loss on Settlement: In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in California Superior Court for the county of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The parties settled the dispute for $2.5 million in 2007.

Impairment of assets: Assets related to development contracts of $1.4 million associated with the DSL products, but not included in the sale, were determined to be impaired.

Restructuring charges: We lease two buildings in Fremont, California with approximately 104,000 square feet of space under a lease which expires in February 2011. One building which we occupy is approximately 52,000 square feet and houses our corporate headquarters, administration, sales and marketing, research and development, and operations departments. A second building, which we vacated and for which we recorded $2.2 million in restructuring charges for surplus space in 2005 and due to current real estate market conditions, increased the reserve $0.8 million in 2007, is approximately 52,000 square feet and is available for sublease. Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan, France and South Korea for sales offices. We believe that our current facilities are adequate for our needs.

In February 2008, the Company announced a restructuring plan in conjunction with the sale of its DSL product lines, which is intended to further reduce operating and employee related costs.

Stock-based Compensation Expense: We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. We recognized the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, we followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation. We elected the modified prospective transition method for adopting SFAS 123(R). See Note 7 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information regarding our treatment of share-based compensation, including information regarding treatment prior to our adoption of SFAS 123(R).

Interest Income and Other, Net: Interest income and other, net was $2.3 million in 2007 compared to $2.9 million in 2006. The decrease was due to the impact of lower interest rates in 2007 and a decrease in funds available for investment in 2007.

Provision for Income Taxes: The provision for income tax expense was $548,000 in 2007 and $221,000 in 2006. This provision for income taxes relates to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions and the increase in the provision was mainly due to $340,000 recorded as an income tax expense for uncertain tax positions as an adjustment due to the adoption of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, or FIN 48. See Note 8 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information on the adoption of FIN 48." Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

As of December 31, 2007, we had $166.9 million and $48.8 million of net operating loss carryforwards for federal and state purposes, respectively. We also had research and development tax credit carryforwards for federal and state purposes of approximately $5.1 million and $6.4 million, respectively, as of that date. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses will expire at various dates beginning in 2012, if not utilized, and the state's research tax credits carry forward indefinitely.

Years ended December 31, 2006 and 2005

Net Revenues: The following table presents net revenues, cost of revenues and gross profit (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 64,563	100%	$ 76,127	100%	$ (11,564)	(15)%
Cost of revenues	29,391	46%	35,155	46%	(5,764)	(16)%
Gross Profit	$ 35,172	54%	$ 40,972	54%	$ (5,800)	(14)%

Our revenues in 2005 and 2006 were generated principally by sales of our DSL, VoIP and FTTP products. The following table presents net revenues for each of our major product lines (in thousands except for percentages):

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 49,753	77%	$ 60,313	79%	$ (10,560)	(18)%
VoIP	10,807	17%	12,034	16%	(1,227)	(10)%
FTTP	4,003	6%	3,780	5%	223	6%
Net revenues	$ 64,563	100%	$ 76,127	100%	$ (11,564)	(15)%

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

The following customers, the first two of which are located in Japan, accounted for more than 10% of net revenues for 2006 and 2005:

	Years Ended December 31,
	2006	2005
Sumitomo Electric Industries	26%	35%
NEC	23%	26%
Ericsson * *	16%	*
Lucent Technologies Inc.	12%	13%
_______________
* Less than 10%
* * Indirect revenues through distributor.

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

Selling, General and Administrative Expenses: Selling, general and administrative expenses in 2006 decreased by 6% to $20.8 million from $22.0 million in 2005. The $1.2 million decrease was primarily due to $3.2 million in lower employee compensation and related expenses primarily due to significantly lower headcount in the United States, reductions of $0.5 million in commissions, and $0.6 million in lower administration expense, partially offset by $2.0 million higher stock-based compensation expense due to the adoption of SFAS 123(R) and $1.1 million in increased legal expenses.

Restructuring charges for surplus space: We recorded $2.2 million in restructuring charges for surplus space in 2005, in respect of our second building in Fremont, California, which is available for sublease. Internationally, we lease space in India and France for engineering design centers, and in Japan, China, Taiwan, France and South Korea for sales offices. We believe that our current facilities are adequate for our needs.

Stock-based Compensation Expense: We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in operating results. We recognized the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, we followed Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock compensation. We elected the modified prospective transition method for adopting SFAS 123(R). See Note 7 to the Consolidated Financial Statements under Item 8 of Part II of this annual report for information regarding our treatment of share-based compensation, including information regarding treatment prior to our adoption of SFAS 123(R).

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

Liquidity and Capital Resources

Our future capital requirements depend on many factors, some of which are outside of our control. As our net revenues in 2007 were substantially lower than our net revenues in 2006, our cash used in operations increased significantly in 2007. We expect our cash used in operations to decrease in 2008 as compared to 2007 due to the sale of the DSL product lines and our restructuring plans. Additionally, in February 2008, we received $10.2 million in cash consideration from the sale of the DSL product lines after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of its representations and warranties. Additionally, in one year we are obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the contractual arrangements between both the parties. In addition, the Company incurred approximately $1.0 million in transaction costs. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that new product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will continue to grow, that we do not experience an adverse result in existing litigation or new legal proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. We may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures. We expensed a $2.5 million loss in full settlement relating to the Accton matter in the second quarter of 2007 and paid the settlement in the third quarter. Depending on the amount and timing of any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

Since our inception, we have financed our operations primarily through operating activities, the sale of equity securities and our revolving line of credit established in 2007. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge additional assets to secure the financing, or could impose additional restrictive covenants on us. These additional securities could have rights senior to those of our common stock. We established a credit facility with a financial institution in September 2007, which provides for commitments for up to $10.0 million of revolving loans or letters of credit which matures in September 2008. As security for the line of credit, we granted the bank a security interest in all of our assets, except for the shares of certain foreign subsidiaries and certain intellectual property rights. We received a consent from the bank for the asset sale to Ikanos. Further extensions of credit will be subject to various conditions, including the continued accuracy of our representations to the bank and the absence of a material adverse change, which is defined to include a material impairment in the value of the collateral or in the bank's prospects of repayment. Due to these conditions, we cannot assure you that we will be able to draw down further amounts under this agreement. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, or to sell assets or otherwise restructure our business to remain viable.

As of December 31, 2007, we had drawn down $1.5 million from our line of credit and $1.5 million in the form of a letter of credit with a financial institution, resulting in an available, unused line of credit balance of $7.0 million. Further draws and other extensions of credit under this loan agreement are subject to various conditions. The agreement includes affirmative and negative covenants, including compliance with a "quick ratio" test and specified levels of tangible net worth, and restrictions on various actions including the incurrence of further indebtedness, acquisitions, divestitures, mergers, changes in business, dividends and other distributions to stockholders, and investments. We were in compliance with the loan covenants as of December 31, 2007.

At December 31, 2007, we had $36.8 million in cash, cash equivalents and short-term investments, which includes $1.5 million in cash that we borrowed under our line of credit, as compared to $55.4 million in cash, cash equivalents and short-term investments at December 31, 2006.

Operating activities for the year ended December 31, 2007 used $19.9 million in cash primarily due to our $17.6 million net loss adjusted for non-cash expenses of $1.9 million for stock-based compensation expense, $1.7 million for depreciation, $1.4 million impairment of assets, $0.8 million restructuring charges, a reversal of accrued royalties of $8.9 million, and cash generated of $0.8 million for net changes in assets and liabilities. The cash provided by net changes in assets and liabilities was primarily due to decreases in accounts receivable of $2.6 million and decreases in inventory of $2.2 million partially offset by decreases in accounts payable of $1.7 million, increases in other current assets and other of $1.1 million, decreases in accrued liabilities and other of $0.6 million and decreases in other long-term liabilities of $0.6 million. The reversal of accrued royalties resulted from our periodic evaluation of any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". The decrease in accounts receivable resulted from a decrease in shipments in the quarter ended December 31, 2007 in comparison to the quarter ended December 31, 2006. The decrease in inventories was primarily attributable to our efforts to better manage our inventory level and align our inventory purchases with the forecasted volume and product mix demand from our customers. Accounts payable decreased due to decreased business activity levels, and accrued liabilities and other primarily decreased due to lower accruals for professional fees. The increase in other current assets and other assets was primarily due to capitalization of intellectual property and advanced tax payments for an uncertain tax position in India, partially offset by the amortization of software design tools. The decrease in other long-term liabilities, exclusive of the current year restructuring charges, resulted from amortization of the prior years restructuring charges related to surplus space, lease incentives and deferred rent.

Net cash provided by investing activities was $24.2 million for the year ended December 31, 2007. Net cash provided by investing activities related to maturities of available-for-sale securities of $72.9 million partially offset by purchases of available-for-sale securities of $47.8 million and the purchase of $0.9 million of property and equipment.

Net cash provided by financing activities was $2.1 million for the year ended December 31, 2007, which consisted of $3.0 million of borrowings partially offset by payments of $1.5 million under the $10.0 million line of credit and $0.6 million proceeds from issuance of common stock under employee stock plans.

Our principal source of liquidity as of December 31, 2007 consisted of $36.8 million of unrestricted cash, cash equivalents and short-term investments, which includes $1.5 million that we borrowed under our revolving line of credit, and $7.0 million available balance from the line of credit. As noted above, our ability to borrow under the line of credit is subject to various conditions. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Short-term bank borrowings	$ 1,500	$ 1,500	$ -	$ -	$ -
Operating leases - facilities	2,520	1,077	1,443	-	-
License fees	6,664	2,952	3,712	-	-
Purchase obligations	3,789	3,789	-	-	-
Total	$ 14,473	$ 9,318	$ 5,155	$ -	$ -

We have purchase obligations to our foundries based on non-cancellable purchase orders. As of December 31, 2007, we had non-cancelable purchase obligations of approximately $3.8 million for wafers and masks, all expected to be delivered within the next six months.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. SFAS 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", or FSP 157-1, and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 for financial assets and financial liabilities to have a significant impact on our financial condition or results of operations. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. We are currently evaluating the impact that SFAS 157 will have on our financial condition and results of operations when the standard is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard ("FAS") No. 141(R), "Business Combinations" or FAS 141R. FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that FAS 141R may have on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" or FAS 160. FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in 2009. We are currently assessing the impact of this standard on our future consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2007, all of our investments were in money market funds, high quality commercial paper, and government and non-government debt securities. A hypothetical 100 basis point (1%) increase in interest rates would result in an approximate $37,000 decrease in the fair value of our available-for-sale securities as of December 31, 2007. See Note 3 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CENTILLIUM COMMUNICATIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Centillium Communications, Inc.

We have audited the accompanying consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centillium Communications, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Centillium Communications, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006, and changed its method of accounting for sabbatical leave benefits and uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Centillium Communications, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Centillium Communications, Inc.

We have audited Centillium Communications, Inc. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centillium Communications, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Centillium Communications, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centillium Communications, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 13, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net revenues	$ 39,175	$ 64,563	$ 76,127
Cost of sales:
Cost of revenues (a)	16,369	29,391	35,155
Reversal of accrued royalties	(8,887)	-	-
Total cost of sales	7,482	29,391	35,155
Gross profit	31,693	35,172	40,972

Operating expenses:
Research and development (a)	28,780	27,814	29,611
Selling, general and administrative (a)	17,555	20,747	21,985
Loss on settlement	2,500	-	-
Impairment of assets	1,413	-	-
Restructuring charges	827	-	2,186
Total operating expenses	51,075	48,561	53,782
Operating loss	(19,382)	(13,389)	(12,810)
Interest income and other, net	2,329	2,861	1,674
Loss before provision for income taxes	(17,053)	(10,528)	(11,136)
Provision for income taxes	548	221	149
Net loss	$ (17,601)	$ (10,749)	$ (11,285)

Basic and diluted net loss per share	$ (0.43)	$ (0.27)	$ (0.29)

Shares used to compute basic and diluted net loss per share	41,369	40,574	39,312

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 25	$ 63	$ -
Research and development	763	1,214	-
Selling, general and admininstrative	1,126	1,957	-
	$ 1,914	$ 3,234	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$ 32,596	$ 26,121
Short-term investments	4,209	29,278
Accounts receivable (net of allowance for doubtful accounts of $22
and $80 at December 31, 2007 and 2006, respectively)	3,635	6,266
Inventories	2,802	4,968
Other current assets	2,807	2,985
Assets held for sale	706	-
Total current assets	46,755	69,618
Property and equipment, net	1,193	2,702
Other assets	678	578
Total assets	$ 48,626	$ 72,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$ 1,500	$ -
Accounts payable	4,765	6,505
Accrued compensation and related expenses	3,869	3,249
Accrued liabilities and other	11,808	21,118
Total current liabilities	21,942	30,872

Long-term liabilities:
Other long-term liabilities	1,829	1,228
Total liabilities	23,771	32,100

Commitments and contingencies (Note 4)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,718,601 at December 31, 2007 and 41,147,312 at December 31, 2006	42	41
Additional paid-in capital	254,537	251,964
Accumulated deficit	(229,727)	(211,189)
Accumulated other comprehensive loss	3	(18)
Total stockholders' equity	24,855	40,798
Total liabilities and stockholders' equity	$ 48,626	$ 72,898

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Deferred	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
	(In thousands, except share data)
Balance at December 31, 2004	38,810,001	$ 39	$ 244,493	$ -	$ (189,155)	$ (45)	$ 55,332
Exercise of options to purchase common
stock for cash	876,059	1	1,634	-	-	-	1,635
Issuance of shares under employee stock
purchase plan	489,880	-	894	-	-	-	894
Issuance of shares under restricted stock
plan	30,000	-	60	(60)	-	-	-
Stock-based compensation expense, net	-	-	-	36	-	-	36
Net loss	-	-	-	-	(11,285)	-	(11,285)
Total comprehensive loss							(11,285)
Balance at December 31, 2005	40,205,940	40	247,081	(24)	(200,440)	(45)	46,612
Exercise of options to purchase common
stock for cash	389,510	1	798	-	-	-	799
Issuance of shares under employee stock
purchase plan	386,642	-	831	-	-	-	831
Issuance of shares under restricted stock
plan	165,220	-	-	-	-	-	-
Stock-based compensation expense, net	-	-	3,278	-	-	-	3,278
Amortization of deferred stock
based compensation	-	-	(24)	24	-	-	-
Net loss	-	-	-	-	(10,749)	-	(10,749)
Unrealized loss on available-for-sale
investments	-	-	-	-	-	27	27
Total comprehensive loss							(10,722)
Balance at December 31, 2006	41,147,312	41	251,964	-	(211,189)	(18)	40,798
Exercise of options to purchase common
stock for cash	17,483	-	24	-	-	-	24
Issuance of shares under employee stock
purchase plan	450,396	1	635	-	-	-	636
Issuance of shares under restricted stock
plan	103,410	-	-	-	-	-	-
Stock-based compensation expense, 123R	-	-	1,914	-	-	-	1,914
Accumulated effect of change in
accounting principal - sabbatical accrual	-	-	-	-	(937)	-	(937)
Net loss	-	-	-	-	(17,601)	-	(17,601)
Unrealized loss on available-for-sale
investments	-	-	-	-	-	21	21
Total comprehensive loss							(17,580)
Balance at December 31, 2007	41,718,601	$ 42	$ 254,537	$ -	$ (229,727)	$ 3	$ 24,855

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net loss	$ (17,601)	$ (10,749)	$ (11,285)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	1,672	2,232	3,798
Stock-based compensation expense	1,914	3,278	36
Reversal of accrued royalties	(8,887)	-	-
Impairment of assets	1,413	-	-
Restructuring charges	827	-	2,186
Loss on retirement of property and equipment	-	-	182
Changes in operating assets and liabilities:
Accounts receivable	2,631	911	(1,829)
Inventories	2,166	(1,359)	2,491
Other current assets	(1,017)	(1,205)	(555)
Other assets	(100)	334	(359)
Accounts payable	(1,740)	518	388
Accrued compensation and related expenses	58	(998)	883
Accrued liabilities and other	(622)	1,985	1,680
Other long-term liabilities	(568)	(1,140)	371
Net cash used in operating activities	(19,854)	(6,192)	(2,013)
INVESTING ACTIVITIES
Purchases of short-term investments	(47,755)	(121,813)	(83,503)
Maturities of short-term investments	72,845	114,462	91,798
Purchases of property and equipment	(920)	(1,405)	(1,367)
Net cash provided by (used in) investing activities	24,170	(8,755)	6,928
FINANCING ACTIVITIES
Short-term bank borrowings	3,000	-	-
Repayment of short-term bank borrowings	(1,500)	-	-
Proceeds from issuance of common stock	659	1,629	2,529
Net cash provided by financing activities	2,159	1,629	2,529

Net increase (decrease) in cash and cash equivalents	6,475	(13,319)	7,444
Cash and cash equivalents at beginning of period	26,121	39,440	31,996
Cash and cash equivalents at end of period	$ 32,596	$ 26,121	$ 39,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for interest	$ 2	$ 1	$ 1
Cash paid for income taxes	$ 247	$ 111	$ 68

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable semiconductors that enable broadband communications, which is the high-speed networking of data, voice and video signals. The Company's system-level semiconductor products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which are also known as optical networking, markets. Its end customers are original equipment manufacturers (OEMs) which sell optical network equipment for deployment in central offices and customer premises and VoIP equipment for use in carrier-class and enterprise-class gateways and consumer telephony. From inception until February 2008, the Company also served the Digital Subscriber Line (DSL) market.

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

Revenue Recognition: Revenues related to product sales are generally recognized when the products have been shipped and risk of loss has passed to the customer, collection of the resulting receivable is reasonably assured, persuasive evidence of an arrangement exists, and the price is fixed or determinable. Certain royalty payments to a customer are recorded as a reduction in revenues. If sales arrangements contain customer-specific acceptance requirements, revenue is deferred and is recognized upon receipt of customer acceptance.

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

Customer Concentrations: At December 31, 2007, three customers accounted for 55%, 23% and 14% of the Company's accounts receivable; at December 31, 2006, three customers accounted for 33%, 27% and 16% of the Company's accounts receivable. In 2007, 2006 and 2005, NEC Corporation (NEC) accounted for 15%, 23% and 26% of net revenues, Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 26%, 26% and 35% of net revenues, and Lucent Technologies accounted for 15%, 12% and 13% of net revenues, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of net revenues in any year during this three-year period. Any unanticipated change in one of those customers' creditworthiness or other matters affecting the collectibility of amounts due from such customers could have a material adverse effect on the results of operations in the period in which such changes or events occur.

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

The Company's investments in marketable equity securities and all debt securities are classified as available-for-sale at the time of purchase and the Company periodically reevaluates such designation. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. At December 31, 2007 and 2006, all of the Company's investments in debt securities were classified as available-for-sale, with changes in market value recorded as unrealized gains and losses in accumulated other comprehensive income until their disposition. All investments are considered current as they are available for current operations. Money market funds comprised 87% and 42% of December 31, 2007 and 2006 investment balances, respectively. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income, net and were insignificant for all periods presented. The cost of securities sold is based on the specific-identification method.

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase with consideration given to deterioration, obsolescence, and other factors. In determining the net realizable value of inventory, the Company typically uses a nine-month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog, and compares its current or committed inventory levels to these forecasts on a regular basis. Any adverse changes to the future product demand may result in increased write-downs, resulting in decreased gross profit. In the event the Company experiences unanticipated demand and is able to sell previously written down inventories, gross profit will increase.

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

Assets Held for Sale: Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Such assets which meet the criteria of FAS 144 to be reported as "assets held for sale" are shown as such in the balance sheet, and consists of equipment related to the Company's DSL product lines, which was sold in February 2008.

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

Net Loss Per Share: Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Options to purchase 8.0 million, 8.1 million and 9.0 million shares of common stock in 2007, 2006 and 2005, respectively, were excluded from the computation of diluted net loss per share as the effect would have been antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net loss	$ (17,601)	$ (10,749)	$ (11,285)
Basic and diluted weighted average shares used to
compute basic and diluted net loss per share	41,369	40,574	39,312

Basic and diluted net loss per common share	$ (0.43)	$ (0.27)	$ (0.29)

Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. SFAS 123(R) is a very complex accounting standard. Applying this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements. All of the Company's stock compensation is accounted for as an equity instrument. The fair value of our restricted stock units is calculated based upon the fair market value of Company stock at the date of grant. The stock-based compensation expense related to stock options is amortized on an accelerated basis. The stock based compensation expense related to restricted stock units is amortized on a straight-line basis.

The Company previously applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation". See Note 7 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

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

Accounting Changes:

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

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on its effective date. Adoption of FIN 48 did not have any impact on its accumulated deficit as of January 1, 2007. The Company recognized interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized a $340,000 adjustment to the liability for uncertain tax positions and recorded an income tax expense in the year ended December 31, 2007.

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", or FSP 157-1, and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 for financial assets and financial liabilities to have a significant impact on its financial condition or results of operations. However, the resulting fair values calculated under SFAS 157 after adoption may be different from the fair values that would have been calculated under previous guidance. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition and results of operations when the standard is applied to non-financial assets and non-financial liabilities beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. FSAB 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard "FAS No. 141(R)", "Business Combinations" or FAS 141R. FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that FAS 141R may have on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" or FAS 160. FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in 2009. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

Note 2. Balance Sheet Information

Inventories (in thousands):

	December 31,
	2007	2006
Work-in-process	$ 1,166	$ 3,125
Finished goods	1,636	1,843
	$ 2,802	$ 4,968

For the years ended December 31, 2007 and 2006, the Company recorded charges to cost of revenues for the write-down of excess inventory of $643,000 and $3.0 million, respectively. Additionally, the Company's recorded gross margin benefited from unexpected sales of previously written-down inventory of $1.7 million during the year 2007, compared to $561,000 of such sales in the year 2006. The Company sold $1.9 million of inventory to Ikanos as part of the sale of the DSL product lines in February 2008.

Property and equipment, net (in thousands):

	December 31,
	2007	2006
Equipment and software	$ 20,492	$ 26,418
Furniture and fixtures	469	1,108
Leasehold improvements	1,388	1,439
	22,349	28,965
Accumulated depreciation	(21,156)	(26,263)
Property and equipment, net	$ 1,193	$ 2,702

Assets held for sale of $0.7 million as of December 31, 2007 include $6.8 million of costs less $6.1 million of accumulated depreciation for equipment related to the DSL product lines sold to Ikanos in February 2008 and are reported at the lower of the carrying amount or fair value less costs to sell. See Note 13 of Notes to the Consolidated Financial Statements. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company has not accounted for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company's business.

Accrued liabilities and other (in thousands):

	December 31,
	2007	2006
Accrued royalties	$ 9,117	$ 17,523
Accrued other liabilities	2,691	3,595
	$ 11,808	$ 21,118

Accrued liabilities as of December 31, 2007 include the impact of a partial reversal of $8.9 million of accrued royalties. The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". The Company's accrued royalties as of December 31, 2007 and 2006 represents the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

Warranty reserve (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance at beginning of period	$ 242	$ 112	$ 164
Product warranty accruals	157	112	99
Adjustments related to pre-existing
warranties including expirations and
changes in estimates	(203)	261	(67)
Warranty costs incurred	(98)	(243)	(84)
Balance at end of period	$ 98	$ 242	$ 112

Note 3. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	December 31, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 27,883	$ -	$ 27,883
	27,883	-	27,883

Short-term Investments
Obligations of the U.S. government and affiliated
agencies	3,200	-	3,200
Municipal bonds	1,006	3	1,009
	4,206	3	4,209

Total	$ 32,089	$ 3	$ 32,092

	December 31, 2006
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 21,424	$ -	$ 21,424
Commercial paper	539	-	539
	21,963	-	21,963
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	17,835	(5)	17,830
Corporate bonds	11,461	(13)	11,448
	29,296	(18)	29,278

Total	$ 51,259	$ (18)	$ 51,241

The estimated fair value of short-term investments is based on quoted market prices.

Note: 4. Financing Arrangements

Line of Credit

On September 27, 2007, the Company entered into a Loan and Security Agreement with a financial institution. The loan agreement provides commitments for up to $10 million under a revolving line of credit. The line of credit may also be used for letters of credit. As security for the line of credit, the Company granted the financial institution a security interest in all of its assets, except for the shares of certain of its foreign subsidiaries and certain of its intellectual property rights. The loan agreement requires monthly interest payments. Principal payments are not required on the revolving loan until the maturity date, or sooner if an event of default occurs. The maturity date under the loan agreement is September 24, 2008, unless sooner terminated. The interest rate on any outstanding loans is the financial institution's prime rate as then in effect and any adjustments to the interest rate are effective on the effective date of any prime rate changes. The credit agreement also contains certain financial, operating and reporting covenants, including a quarterly "quick ratio" of at least 1.50 to 1 and a tangible net worth ratio, and various negative covenants including, among others, prohibitions on certain dispositions, changes in business, indebtedness, encumbrances, dividends or other distributions, and affiliate transactions. Legal expenses associated with the line of credit are expensed as incurred and other fees are amortized over the life of the line of credit. The Company was in compliance with the loan covenants as of December 31, 2007.

As of December 31, 2007, the Company had drawn down $1.5 million from the line of credit at the prime rate of 7.25% and $1.5 million in letters of credit, resulting in an available, unused line of credit balance of $7.0 million. Further draws and other extensions of credit under the Loan Agreement are subject to specified conditions, including the continued accuracy of the Company's representations (which include, among others, the absence of specified litigation and of a material deterioration in the Company's financial condition, the absence of certain claims and other conditions in respect of the collateral, continued legal compliance, and the continued absence of specified types of investments and equity interests) and the absence of a material adverse change involving the Company since June 30, 2007.

Note 5. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of new facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company is obligated to make future payments of $6.7 million in connection with certain software licensing arrangements.

Future minimum lease payments under the Company's operating leases at December 31, 2007 are as follows (in thousands):

Operating
Leases
2008	$ 4,029
2009	2,813
2010	2,232
2011	110
2012	-
Total minimum payments	$ 9,184

In 2005, the Company recorded $2.2 million in restructuring charges for surplus space in its Fremont, California location, which it abandoned. Due to current real estate market conditions, the Company increased the surplus space reserve, to extend the estimated vacant lease period, by $0.8 million during 2007. The operating lease for this location expires in February 2011. Centillium has no future use for the surplus space as a result of the decrease in personnel in Fremont. This charge has been included primarily within selling, general and administrative expense in the statement of operations.

Changes to the surplus space liability as of December 31, 2007 are as below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Beginning surplus space liability balance	$ 1,084	$ 1,577	$ -
Increase in reserve	827	-	2,186
Leasehold improvements abandoned	(51)	-	(386)
Lease payments offset against liability	(494)	(493)	(223)
Ending surplus space liability balance	$ 1,366	$ 1,084	$ 1,577

The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancellable purchase orders. As of December 31, 2007, the Company's non-cancelable purchase obligations for wafers and masks, all expected to be delivered within the next six months, were $3.8 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations. However, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", FAS 5, the Company had determined certain of these obligations are both probable and reasonably estimable. Accordingly, Centillium has accrued $4.3 million in connection with certain contingent liabilities as of December 31, 2007 and $3.9 million in liabilities recorded for these obligations as of December 31, 2006. The indemnification obligations are included in the Company's royalty accrual.

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

In August 2004, Fujitsu Limited filed a suit against Centillium and Centillium Japan K.K. ("Centillium Japan") in the Tokyo District Court alleging that Centillium and Centillium Japan infringe one Japanese patent jointly owned by Fujitsu and Ricoh Co. Ltd. The complaint sought significant monetary damages against Centillium and Centillium Japan. The court has ruled in the Company's favor and the time to appeal has passed. This matter is now closed.

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

Note 6. Stockholders' Equity

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

Common Stock Reserved for Future Issuance:
	December 31,
	2007	2006
Common stock options outstanding	8,003,130	8,066,231
Restricted stock units outstanding	549,063	527,280
Reserved for future grants	15,679,853	13,290,590
Employee stock purchase plan	52	50,448
Total shares reserved for future issuance	24,232,098	21,934,549

Stock Options: In March 1997, the Board of Directors approved a stock option plan that authorized the granting of options to purchase shares of the Company's common stock. The plan is administered by the Board of Directors and provides for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options generally vest over a four-year period. Unexercised options expire ten years after the date of grant. The plan also provides for automatic annual increases on the first day of each of the Company's years equal to 6% of the Company's outstanding common stock on the date of the annual increase. On July 20, 2006, the Board of Directors (the "Board") amended and restated the Company's 1997 Stock Plan to permit the granting of restricted stock units, and adopted a form of restricted stock unit agreement.

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

The following is a summary of additional information with respect to the stock option plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value, in thousands
Balance at December 31, 2004	7,892,476	$ 6.23
Options authorized	-	-
Options granted	4,610,808	2.40
Options exercised	(876,059)	1.87
Options cancelled	(2,617,204)	6.61
Balance at December 31, 2005	9,010,021	4.59	5.80	$ 5,727
Options authorized	-	-
Options granted	710,280	2.72
Options exercised	(389,510)	2.05
Options cancelled	(1,264,560)	4.16
Balance at December 31, 2006	8,066,231	4.61	6.13	283
Options authorized	-	-
Options granted	979,000	1.79
Options exercised	(17,483)	1.35
Options cancelled	(1,024,618)	4.37
Balance at December 31, 2007	8,003,130	$ 4.31	5.90	$ 21

Vested and expected to vest at
December 31, 2007	7,706,431	$ 4.38	5.80	$ 21
Exercisable at December 31, 2007	6,084,861	$ 4.96	5.03	$ 21

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$ 0.40-$ 1.91	807,642	$ 1.49	7.49	303,673	$ 1.30	4.08
$ 1.94-$ 2.10	589,375	1.99	9.27	53,261	2.06	8.44
$ 2.17-$ 2.17	1,019,890	2.17	4.84	1,015,880	2.17	4.87
$ 2.22-$ 2.56	928,343	2.49	6.41	743,118	2.49	6.32
$ 2.59-$ 2.63	1,056,224	2.61	7.65	583,062	2.61	7.63
$ 2.67-$ 3.90	803,019	3.35	6.88	594,908	3.38	6.80
$ 3.91-$ 5.00	1,045,400	4.86	4.19	1,037,846	4.86	4.17
$ 5.15-$ 6.37	344,774	5.51	4.08	344,712	5.51	4.37
$ 6.62-$ 6.62	931,818	6.62	4.42	931,818	6.62	4.43
$ 6.84-$ 37.15	476,645	18.81	2.80	476,583	18.81	2.80
$ 0.40-$ 37.15	8,003,130	$ 4.31	5.90	6,084,861	$ 4.96	5.11

At December 31, 2006 and 2005, options for 5,728,012 and 4,880,820 shares, respectively, were exercisable at a weighted average price of $5.32 and $6.02 per share, respectively. The fair value of our restricted stock units is calculated based upon the fair market value of Company stock at the date of grant in accordance with SFAS 123(R).

Note 7: Stock-Based Compensation

Stock-Based Compensation Expense

In April 2005, Centillium's Board determined to supplement the equity-based compensation to the Board by making an annual grant to each non-employee director of 5,000 shares of restricted common stock of the Company, with such shares vesting 100% on the first anniversary of the date of the grant resulting in a compensation expense of $36,000, $24,000 and $41,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Adoption of SFAS 123(R)

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period of the stock-based award. Prior to January 1, 2006, the Company followed APB 25 and related interpretations in accounting for its stock compensation. The Company elected the modified prospective transition method for adopting SFAS 123(R).

Stock-based compensation expense, net of adjustments, is included in the associated expense categories as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenues	$ 25	$ 63	$ -
Research and development	763	1,214	-
Selling, general and administrative	1,126	1,957	-
	$ 1,914	$ 3,234	$ -

Determining Fair Value

Valuation and amortization method-The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple option award approach. This fair value is then amortized on a accelerated basis over the requisite service periods of the awards, which is generally the vesting period.

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

Fair Value-The fair value of the Company's stock options granted to employees for the years ended December 31, 2007, 2006 and 2005 was estimated using the following weighted average assumptions:

	Years Ended December 31,
Option Plan Shares	2007	2006	2005
Expected term (in years)	2.8 years	2.59 years	2.3 years
Volatility	66%	58%	86%
Expected dividend	-	-	-
Risk free interest rate	4.48%	4.73%	3.75%
Estimated forfeitures	7.23%	7.03%	0.00%
Weighted-average fair value	$0.79	$1.10	$1.17

ESPP Shares
Expected term (in years)	0.5 years	0.5 years	0.5 years
Volatility	60%	71%	59%
Expected dividend	-	-	-
Risk free interest rate	4.38%	5.24%	3.06%
Weighted-average fair value	$0.58	$1.05	$0.85

Under the provisions of SFAS 123(R), the Company recorded $1.9 million and $3.2 million of stock compensation expense for the years ended December 31, 2007 and December 31, 2006, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R).

At December 31, 2007 and 2006 , the total compensation cost related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $2.1 million and $2.3 million, net of estimated forfeitures of $491,000 and $420,000, respectively. The stock compensation cost which related to unvested stock options was approximately $1.3 million at December 31, 2007, which will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.3 years, and will be adjusted for subsequent changes in estimated forfeitures. The stock compensation costs related to restricted stock units not yet recognized was approximately $0.8 million at December 31, 2007, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 3.0 years, and will be adjusted for subsequent changes in estimated forfeitures. Total intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was approximately $5,700, $412,000 and $1.0 million, respectively.

In April 2005 and 2006 and June 2007, Centillium's Board determined to supplement the equity-based compensation to the Board by making an annual grant to each non-employee director of 5,000 shares of restricted common stock of the Company, with such shares vesting 100% on the first anniversary of the date of the grant resulting in a compensation expense of $36,000, $24,000 and $41,000 for the year ended December 31, 2005, 2006 and 2007, respectively. In July 2006, the Board of Directors also elected to supplement the equity-based compensation to the Company's officers by approving grants to them of an aggregate of 140,220 shares of restricted common stock of the Company, with such shares vesting 25% on the first anniversary of the grant date, and 25% each year thereafter, resulting in compensation expense of $41,000 and $75,000 being recorded for the year ended December 31, 2006 and 2007 respectively.

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. The Company calculates the fair value of each restricted stock unit based upon the fair market value of the Company stock at the date of grant and recognizes the expense straight line over the requisite period. The stock based compensation costs related to these awards were $98,000 and $264,000 being recorded for the year ended December 31, 2006 and 2007, respectively. The following table is a summary of the Company's restricted stock unit activity:

	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands

Balance at December 31, 2005	-
Awarded	529,680	$ 0.001
Released	-	0.001
Canceled or forfeited	(2,400)	0.001
Balance at December 31, 2006	527,280	0.001	2.12	$ 95
Awarded	215,825	0.001
Released	(121,210)	0.001
Canceled or forfeited	(72,832)	0.001
Balance at December 31, 2007	549,063	$ 0.001	1.80	$ 631

Vested and expected to vest at
December 31, 2007	451,459	$ 0.001	1.73	$ 519

The weighted-average fair value on the date of the grant for the outstanding restricted stock units granted during 2007 was $1.82.

The aggregate intrinsic value is hypothetically calculated as the difference between the exercise price of the shares which is zero, as the shares are granted without cost to the recipient and the quoted price of the Company's common stock for the 0.5 million of outstanding restricted stock units at December 31, 2007.

Employee Stock Purchase Plan Information

To provide employees with an opportunity to purchase common stock of the Company through payroll deductions, the Company established the 2000 Employee Stock Purchase Plan, or ESPP, and initially reserved 500,000 shares of common stock for issuance to participants. In addition, the plan provides for automatic annual increases on the first day of each of the Company's calendar years equal to the lesser of 400,000 shares or 1% of the Company's outstanding common stock on the date of the annual increase, or a lesser number of shares determined by the Board of Directors. Under the plan, the Company's employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85 percent of the fair market value at either the beginning or end of each six-month offering period. Under the plan, the Company sold 450,396, 386,642 and 489,880 shares of common stock during 2007, 2006 and 2005, respectively.

In connection with the ESPP, in May 2007 and November 2007, 217,783 and 232,613 shares were issued at a purchase price per share of $1.666 and $1.173.

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

Decenber 31,
2005
Net loss as reported	$ (11,285)
Add: Stock-based compensation expense
included in reported net loss, net of recovery	36
Less: Total stock-based compensation expense
under fair value based method for all awards, net of
related tax effects	(4,601)
Pro forma net loss	$ (15,850)

Basic and diluted net loss per share:
As reported	$ (0.29)
Pro forma	$ (0.40)

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

Note 8. Income Taxes

The domestic and foreign components of the loss before income tax (in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$ (18,353)	$ (10,585)	$ (11,399)
Foreign	1,300	57	263
	$ (17,053)	$ (10,528)	$ (11,136)

The provision for income taxes (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$ -	$ -	$ -
State	10	8	4
Foreign	538	213	145
	$ 548	$ 221	$ 149

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate of 34% to loss before taxes is explained as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax provision (benefit) at federal statutory rate	$ (5,799)	$ (3,579)	$ (3,787)
Loss for which no tax benefit is currently recognizable	5,807	3,543	3,796
Deferred compensation	-	15	12
Other	540	242	128
Total tax provision (benefit)	$ 548	$ 221	$ 149

As of December 31, 2007, the Company had $166.9 million and $48.8 million of net operating loss carryforwards for U.S. federal and state purposes, respectively. The Company also has research and development tax credit carryforwards for U.S. federal and state purposes of approximately $5.1 million and $6.4 million, respectively. The federal net operating losses and federal tax credit carryforwards will expire at various dates beginning in 2018, if not utilized. California net operating losses will expire at various dates beginning in 2012, if not utilized, and the state's research tax credits carry forward indefinitely.

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes consist of the following (in thousands):

	Years Ended
	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$ 59,669	$ 49,869
Research and development credit carryforwards	9,561	8,851
Reserves and accruals not currently deductible	8,957	11,713
Capitalized research and deveopment expenses	512	698
Total deferred tax assets	78,699	71,131
Valuation allowance	(78,699)	(71,131)
Net deferred tax assets	$ -	$ -

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

The valuation allowance increased by approximately $7.6 million, $3.9 million and $4.9 million in 2007, 2006 and 2005, respectively. The valuation allowance at December 31, 2007 and 2006 includes approximately $10.6 million and $10.6 million, respectively, related to stock option deductions, the benefit of which will be recorded in paid-in capital when realized.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", or FIN 48. Adoption of FIN 48 did not have any impact on the Company's accumulated deficit as of January 1, 2007. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company recognized a $340,000 adjustment to the liability for uncertain tax positions and therefore recorded an income tax expense in the year ended December 31, 2007.

The Company's total unrecognized tax benefit as of the January 1, 2007 adoption date and as of December 31, 2007 was $9.7 million and $10.9 million, respectively. In addition, as of January 1, 2007 and December 31, 2007, the Company had approximately $97,000 and $440,000 of unrecognized tax benefits all of which would impact the effective tax rate if recognized.

As of the date of adoption, the Company also recorded a $9.6 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit or the net balance sheet. As of December 31, 2007, the unrecognized tax benefit of $9.6 million increased to $10.4 million, all of which is offset by a full valuation allowance.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company had accrued $105,000 of interest associated with any unrecognized tax benefits. The Company does not anticipate a significant change to it unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operations. All tax years from inception remain open to examination by the Internal Revenue Service, the State of California and various states until such time as the net operating losses and research credits are either fully utilized or expire. The foreign tax jurisdictions remain open to examination for the years between 2002 to 2007. The tax jurisdiction in India operates under a tax holiday which will expire at the end of March 2009. The net impact of this tax holiday was to decrease the Company's net loss by approximately $0.5 million in fiscal year 2007 ($0.01 per share diluted), $0.2 million in fiscal year 2006 (no impact on loss per share) and $0.3 million in fiscal year 2005 (no impact on loss per share).

The following table summarizes the activity related to our unrecognized tax benefits as follows (in thousands):

Total

Balance as of January 1, 2007	$ 9,700
Increases related to current year tax positions	850
Increases related to prior year tax positions	350
Balance as of December 31, 2007	$ 10,900

Note 9. Business Segment Information

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

	Years Ended December 31,
	2007	2006	2005
Japan	$ 19,330	$ 33,403	$ 48,983
Italy	9,002	10,550	4,975
United States	6,261	8,131	14,246
Other Asia-Pacific	2,766	11,842	7,483
Other Europe	1,816	637	440
	$ 39,175	$ 64,563	$ 76,127

The following customers accounted for 10% or more of net revenues for the periods presented:

	Years Ended December 31,
	2007	2006	2005
Sumitomo Electric Industries	26%	26%	35%
Ericsson **	23%	16%	*
NEC	15%	23%	26%
Lucent Technologies Inc.	15%	12%	13%
_______________
* Less than 10%
** Indirect revenues through distributor

Long-lived assets by geographical area were as follows (in thousands):

	Years Ended
	December 31,
	2007	2006
U.S.	$ 717	$ 1,980
India	899	1,045
Others	255	255
	$ 1,871	$ 3,280

Note 10. 401(k) Profit Sharing Plan And Trust

The Company has adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No contributions were made by the Company to the plan in 2007, 2006 and 2005.

Note 11. Related Party Transactions

One of Centillium's former directors is also a director of Cadence Design Systems, Inc., a company from which Centillium licenses software tools. This former director is also a director of Semiconductor Manufacturing International Corporation (SMIC), a company from which Centillium purchased foundry services and products in 2007. This director resigned from our Board in March 2007 for reasons unrelated to the license and foundry services agreements.

Note 12. Impairment of Assets

The Company has determined that certain assets associated with the DSL products sold in February 2008, but not included in the sale, to be impaired in the fourth quarter of 2007. These assets were comprised of $1.4 million of capitalized intellectual property and software design tools solely related to the DSL product lines.

Note 13. Subsequent Events

In February 2008, the Company completed the sale of certain fixed and certain intangible assets comprising its digital subscriber product lines business (the "DSL Product Lines") to Ikanos Communications, Inc. (Ikanos), a publicly-held provider of silicon and software for interactive broadband for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid the Company net cash proceeds of $10.2 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of its representations and warranties. Additionally, in one year the Company is obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the contractual arrangements between both the parties. This business met the assets held for sale criteria in 2007. In addition, the Company incurred approximately $1.0 million in transaction costs.

In February 2008, the Company also announced a restructuring plan in conjunction with the sale of its DSL product lines, which is intended to further reduce the operating and employee related costs.

Note 14. Supplementary Data: Quarterly Results of Operations (unaudited)

Summarized quarterly financial information (in thousands, except per share data):

	Dec 31, 2007	Sep 30, 2007	Jun 30, 2007	Mar 31, 2007
Consolidated Statement of Operations Data:
Net revenues	$ 8,593	$ 10,026	$ 10,004	$ 10,552
Reversal of accrued royalties	$ (8,887)	$ -	$ -	$ -
Cost of revenues	$ 3,053	$ 3,767	$ 4,491	$ 5,058
Gross profit	$ 14,427	$ 6,259	$ 5,513	$ 5,494
Operating profit (loss)	$ 2,043	$ (5,726)	$ (9,457)	$ (6,242)
Net profit (loss)	$ 2,396	$ (5,237)	$ (8,872)	$ (5,888)

Basic net profit (loss) per share	$ 0.06	$ (0.13)	$ (0.22)	$ (0.14)
Diluted net profit (loss) per share	$ 0.06	$ (0.13)	$ (0.22)	$ (0.14)
Shares used to compute basic net profit
(loss) per share	41,633	41,458	41,229	41,149
Shares used to compute diluted net profit
(loss) per share	41,779	41,458	41,229	41,149

	Dec 31, 2006	Sep 30, 2006	Jun 30, 2006	Mar 31, 2006
Consolidated Statement of Operations Data:
Net revenues	$ 10,016	$ 16,033	$ 18,260	$ 20,254
Cost of revenues	$ 4,203	$ 7,780	$ 8,667	$ 8,741
Gross profit	$ 5,813	$ 8,253	$ 9,593	$ 11,513
Operating loss	$ (6,674)	$ (3,604)	$ (2,216)	$ (895)
Net loss	$ (5,990)	$ (2,878)	$ (1,568)	$ (313)

Basic and diluted net loss per share	$ (0.15)	$ (0.07)	$ (0.04)	$ (0.01)
Shares used to compute basic and
diluted net loss per share	40,818	40,675	40,514	40,282

1. Results of operations for the quarter ended December 31, 2007 include $8.9 million benefit from reversal of accrued royalties, $2.5 million in charges for loss on settlement, $1.4 million impairment of assets and $0.5 million in restructuring charges for surplus space at our Fremont, California location.

2. Results of operations for the quarter ended June 30, 2007 include $0.3 million in restructuring charges for surplus space at our Fremont, California location.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included elsewhere herein.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election of Directors," "Named Executive Officers," "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement, which we refer to herein as the Proxy Statement, to be filed before April 29, 2008 in connection with solicitation of proxies for our 2008 Annual Meeting of Stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the caption "Independent Registered Public Accounting Firm Fee Information" contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report.

(a) (2) Financial Statements Schedules

The following financial statement schedule of Centillium Communications, Inc. for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements of Centillium Communications, Inc.

Schedule II - Consolidated Valuation and Qualifying Accounts

Allowance for Doubtful Accounts (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expense	Deduction Write-Offs	Balance at End of Period
Year ended December 31, 2005	$ 151	$ 18	$ -	$ 169
Year ended December 31, 2006	$ 169	$ (1)	$ (88)	$ 80
Year ended December 31, 2007	$ 80	$ (56)	$ (2)	$ 22

All other schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)Exhibits

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(12)	Certificate of Correction of Certificate of Incorporation
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(11)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.37(7)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.46(8)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(9)	Executive Officer Annual Compensation for Selected Executives
10	.52(10)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.
10	.55 (13)	Amended and Restated Change of Control Severance Agreement between the Registrant and Linda Reddick dated as of February 16, 2007
10	.56 (14)	Grant of Stock Options to Non-Employee Directors
10	.57 (14)	Centillium Communications, Inc. 2007 Executive Bonus Plan*
10	.58 (15)	Loan and Security Agreement dated September 27, 2007 by and between Silicon Valley Bank and Registrant
14	.1(7)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
(7)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
(8)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
(9)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
(10)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.
(11)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.
(12)

Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 8, 2006.

(13)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 10, 2007.
(14)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 9, 2007.
(15)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 2, 2007.
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
Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KAMRAN ELAHIAN Kamran Elahian	Chairman of the Board	March 13, 2008
/s/ FARAJ AALAEI Faraj Aalaei	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008
/s/ LINDA C. REDDICK Linda C. Reddick	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2008
/s/ JERE DRUMMOND Jere Drummond	Director	March 13, 2008
/s/ ROBERT C. HAWK Robert C. Hawk	Director	March 13, 2008
/s/ SAM SRINIVASAN Sam Srinivasan	Director	March 13, 2008

Exhibit Index

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation of the Registrant
3	.2(12)	Certificate of Correction of Certificate of Incorporation
3	.2(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant
4	.1(1)	Specimen certificate of common stock
4	.2(1)	Bylaws of the Registrant
4	.3(5)	Preferred Stock Rights Agreement, dated as of December 30, 2002, between the Registrant and Mellon Investor Services LLC
10	.1(11)	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10	.2(2)	1997 Stock Plan
10	.3(2)	2000 Employee Stock Purchase Plan
10	.21(1)	Foundry Agreement, dated March 7, 2000, between Registrant and United Microelectronics Corporation
10	.22(1)	Assembly and Test Services Agreement, dated February 28, 2000, between Registrant and ST Assembly and Test Services, Ltd.
10	.23(2)	2001 Nonstatutory Stock Option Plan
10	.26(3)	Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated December 14, 2000
10	.28(3)	Change of Control Severance Agreement between the Registrant and Kamran Elahian dated December 14, 2000
10	.31(6)	Amendment No. 1 to Change of Control Severance Agreement between the Registrant and Faraj Aalaei dated November 19, 2002
10	.37(7)	Lease, dated December 23, 2003, between the Registrant and Bedford Property Investors, Inc.
10	.46(8)	Form of Stock Purchase Right and Restricted Stock Agreement for certain non-employee directors
10	.47(9)	Executive Officer Annual Compensation for Selected Executives
10	.52(10)	1997 Stock Plan, as amended and restated, together with form of Stock Unit Agreement and form of Restricted Stock Agreement.
10	.55 (13)	Amended and Restated Change of Control Severance Agreement between the Registrant and Linda Reddick dated as of February 16, 2007
10	.56 (14)	Grant of Stock Options to Non-Employee Directors
10	.57 (14)	Centillium Communications, Inc. 2007 Executive Bonus Plan*
10	.58 (15)	Loan and Security Agreement dated September 27, 2007 by and between Silicon Valley Bank and Registrant
14	.1(7)	Ethics Policy
21	.1(3)	Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm PDF provided as courtesy
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14 PDF provided as courtesy
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy
____________
	(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.
	(2)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-8 (No. 333-56610), filed with the Commission on March 6, 2001.
	(3)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission on March 19, 2001.
	(4)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

(5)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 31, 2002.
(6)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on February 18, 2003.
(7)	Incorporated by reference to the Exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Commission on March 5, 2004.
(8)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2005.
(9)	Incorporated by reference to the Exhibits filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 27, 2005.
(10)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 2006.
(11)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 25, 2006.
(12)

Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on November 8, 2006.

(13)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Commission on May 10, 2007.
(14)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 9, 2007.
(15)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Current Report on Form 8-K filed with the Commission on October 2, 2007.
*

Certain confidential information has been omitted from this exhibit and filed separately with the Commission, accompanied by a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.