Form 10-Q
period 2008-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2008-05-12
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 1, 2008 was 41,698,329.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Atlanta, Colt, Entropia, Mustang, Pharos, Voice Services Platform and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 25,299	$ 32,596
Short-term investments	14,571	4,209
Accounts receivable (net of allowance for doubtful accounts
of $17 at March 31, 2008 and $22 at December 31, 2007)	3,096	3,635
Inventories	1,221	2,802
Prepaid software tools	816	1,430
Other current assets	1,326	1,377
Assets held for sale	-	706
Total current assets	46,329	46,755
Restricted cash	1,800	-
Property and equipment, net	1,062	1,193
Other assets	680	678
Total assets	$ 49,871	$ 48,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term bank borrowings	$ 1,300	$ 1,500
Accounts payable	4,708	4,765
Accrued compensation and related expenses	2,814	3,869
Accrued restructuring, current portion	1,876	475
Accrued liabilities and other	11,882	11,333
Total current liabilities	22,580	21,942

Long-term liabilities:
Accrued restructuring, long-term portion	779	891
Other long-term liabilities	810	938
Total long-term liabilities	1,589	1,829
Total liabilities	24,169	23,771

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,706,661 at March 31, 2008 and 41,718,601 at
December 31, 2007	42	42
Additional paid-in capital	254,820	254,537
Accumulated deficit	(229,220)	(229,727)
Accumulated other comprehensive loss	60	3
Total stockholders' equity	25,702	24,855
Total liabilities and stockholders' equity	$ 49,871	$ 48,626

_____________
*   Derived from audited financial statements at December 31, 2007

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Net revenues	$ 6,143	$ 10,552
Cost of revenues (a)	2,662	5,058
Gross profit	3,481	5,494

Operating expenses:
Research and development (a)	5,172	6,745
Selling, general and administrative (a)	3,878	4,991
Gain on on sale of DSL related assets	(8,106)	-
Restructuring charges	2,274	-
Total operating expenses	3,218	11,736
Operating income (loss)	263	(6,242)
Interest income and other	350	677
Interest expense and other	56	(11)
Income (loss) before provision for income taxes	557	(5,554)
Provision for income taxes	50	334
Net income (loss)	$ 507	$ (5,888)

Basic net income (loss) per share	$ 0.01	$ (0.14)
Diluted net income (loss) per share	$ 0.01	$ (0.14)

Shares used to compute basic net income (loss) per share	41,720	41,149
Shares used to compute diluted net income (loss) per share	41,814	41,149

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 5	$ 10
Research and development	110	241
Selling, general and admininstrative	162	336
	$ 277	$ 587

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$ 507	$ (5,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	224	483
Stock-based compensation expense	277	587
Gain on sale of DSL related assets	(8,106)	-
Changes in operating assets and liabilities:
Accounts receivable	539	1,791
Inventories	(342)	1,297
Prepaid software tools	614	389
Other current assets	(6)	(6)
Other assets	(2)	(509)
Accounts payable	(153)	(1,079)
Accrued compensation and related expenses	(992)	302
Accrued restructuring, current portion	1,401	(14)
Accrued liabilities	(780)	161
Accrued restructuring, long-term portion	(112)	(108)
Other long-term liabilities	(57)	(39)
Net cash used in operating activities	(6,988)	(2,633)
INVESTING ACTIVITIES
Proceeds from the sale of DSL related assets	12,048	-
Increase in restricted cash	(1,800)	-
Purchases of available-for-sale securities	(10,305)	(4,330)
Sales and maturities of available-for-sale securities	-	3,540
Purchases of property and equipment	(58)	(163)
Net cash used in investing activities	(115)	(953)
FINANCING ACTIVITIES
Short-term bank borrowings	1,300	-
Repayment of short-term bank borrowings	(1,500)	-
Proceeds from issuance of common stock	6	6
Net cash (used in) provided by financing activities	(194)	6

Net decrease in cash and cash equivalents	(7,297)	(3,580)
Cash and cash equivalents at beginning of period	32,596	26,121
Cash and cash equivalents at end of period	$ 25,299	$ 22,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 50	$ 186
Cash paid for income taxes	$ 1	$ -

See accompanying notes.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

Centillium Communications, Inc. (Centillium or the Company) was incorporated in California in February 1997 and was reincorporated in Delaware in December 1999. The Company designs, develops and supplies highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. The Company's SoC products incorporate digital and mixed-signal semiconductors and related software. The Company serves the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. From inception until February 2008, the Company also served the Digital Subscriber Line (DSL) market. Its customers are systems vendors and original equipment manufacturers that sell optical network equipment for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007 and its consolidated cash flows for the three months ended March 31, 2008 and 2007. Operating results for the three months ended March 31, 2008 include DSL activities through the date of sale in February 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited condensed consolidated financial statements include all the accounts of Centillium and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements do not include certain financial footnotes and disclosures required under U.S. generally accepted accounting principles for audited financial statements. Therefore, these financial statements should be read in conjunction with Centillium's audited consolidated financial statements and footnotes thereto for the year ended December 31, 2007 included in Centillium's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", or FSP 157-1, and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 in the first quarter of 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP 157-2, and it did not have an impact on its consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that SFAS No. 157 will have on its non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 of Part I of this quarterly report for information and related disclosures regarding the Company's fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 became effective for the Company beginning January 1, 2008, although the Company has not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on the Company's condensed consolidated statements of position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard "FAS No. 141(R)", "Business Combinations," or FAS 141R. FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that FAS 141R may have on its financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51," or FAS 160. FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in 2009. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

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

Fair Value-The fair value of the Company's stock options granted to employees for the three months ended March 31, 2008 and 2007 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Option Plan Shares
Expected term (in years)	2.7 years	2.6 years
Volatility	55%	68%
Expected dividend	-%	-%
Risk free interest rate	1.79%	4.52%
Estimated forfeitures	8.34%	7.09%
Weighted-average fair value	$0.29	$0.85

ESPP Shares
Expected term (in years)	0.5 years	0.5 years
Volatility	50%	69%
Expected dividend	-%	-%
Risk free interest rate	3.49%	5.10%
Weighted-average fair value	$0.40	$0.68

Stock-Based Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), the Company recorded $277,000 and $587,000 of stock-based compensation expense in its consolidated statement of operations for the three months ended March 31, 2008 and 2007, respectively. The Company utilized the Black−Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).

At March 31, 2008 and 2007, the total compensation expense related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $1.7 million and $1.8 million, respectively, net of estimated forfeitures of $488,000 and $349,000, respectively. The stock-based compensation expense which related to unvested stock options was approximately $1.1 million at March 31, 2008, which will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.2 years, and will be adjusted for subsequent changes in estimated forfeitures. The stock-based compensation expense related to restricted stock units not yet recognized was approximately $1.1 million at March 31, 2008, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 2.8 years, and will be adjusted for subsequent changes in estimated forfeitures. Total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was approximately $3,000 and $2,000, respectively.

The following is a summary of additional information with respect to the stock option plans as of March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2008	8,003,130	$ 4.31
Granted	41,500	$ 0.80
Exercised	(12,000)	$ 0.40
Forfeitures and cancellations	(443,958)	$ 2.33
Outstanding at March 31,2008	7,588,672	$ 4.41	4.65	$ 3
Vested and expected to vest at
March 31, 2008	7,453,335	$ 4.45	4.58	$ 3
Exercisable at March 31, 2008	6,177,773	$ 4.93	3.85	$ 3

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. The Company calculates the fair value of each restricted stock unit based upon the fair market value of the Company stock at the date of grant and recognizes the expense straight line over the requisite period. The stock-based compensation expense related to these awards was $100,000 and $101,000 for the three months ended March 31, 2008 and 2007, respectively. Restricted stock unit activity for the three months ended March 31, 2008 is summarized below:

	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Balance at January 1, 2008	549,063
Awarded	-
Canceled or forfeited	(159,809)
Balance at March 31, 2008	389,254	1.57	$ 257

Vested and expected to vest at
March 31, 2008	340,057	1.49	$ 224

The weighted-average fair value on the date of the grant for the outstanding restricted stock units as of March 31, 2008 was $1.80.

The aggregate intrinsic value is hypothetically calculated as the difference between the exercise price of the shares which is zero, as the shares are granted without cost to the recipient and the quoted price of the Company's common stock for the 0.4 million outstanding restricted stock units at March 31, 2008.

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

During the three months ended March 31, 2008 and 2007, no shares were issued in connection with the Company's ESPP, and so the aggregate intrinsic value of options exercised under the Company's ESPP was $0 for both periods.

Note: 4. Financing Arrangements

Line of Credit

On September 27, 2007, the Company entered into a Loan and Security Agreement with a financial institution. The loan agreement provides commitments for up to $10 million under a revolving line of credit. The line of credit may also be used for letters of credit. As security for the line of credit, the Company granted the financial institution a security interest in all of its assets, except for the shares of certain of its foreign subsidiaries and certain of its intellectual property rights. The loan agreement requires monthly interest payments. Principal payments are not required on the revolving loan until the maturity date, or sooner if an event of default occurs. The maturity date under the loan agreement is September 24, 2008, unless sooner terminated. The interest rate on any outstanding loans is the financial institution's prime rate as then in effect and any adjustments to the interest rate are effective on the effective date of any prime rate changes. The credit agreement also contains certain financial, operating and reporting covenants, including a quarterly "quick ratio" of at least 1.50 to 1 and a tangible net worth ratio, and various negative covenants including, among others, prohibitions on certain dispositions, changes in business, indebtedness, encumbrances, dividends or other distributions, and affiliate transactions. Legal expenses associated with the line of credit are expensed as incurred and other fees are amortized over the life of the line of credit. The Company was in compliance with the loan covenants as of March 31, 2008 and a consent from the bank was received for the sale of the DSL related assets.

As of March 31, 2008, the Company had drawn down $1.3 million from the line of credit at the prime rate of 5.25% and $1.2 million in letters of credit, resulting in an available, unused line of credit balance of $7.5 million. Further draws and other extensions of credit under the Loan Agreement are subject to specified conditions, including the continued accuracy of the Company's representations (which include, among others, the absence of specified litigation and of a material deterioration in the Company's financial condition, the absence of certain claims and other conditions in respect of the collateral, continued legal compliance, and the continued absence of specified types of investments and equity interests) and the absence of a material adverse change involving the Company since June 30, 2007.

5. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company is obligated to make future payments of $1.9 million in connection with certain software licensing arrangements.

The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of March 31, 2008, the Company's non-cancelable purchase obligations for wafers and masks, all expected to be delivered within the next six months, were $2.7 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations. However, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", FAS 5, the Company had determined certain of these obligations are both probable and reasonably estimable. Centillium has accrued $4.3 million in connection with certain contingent liabilities as of March 31, 2008 and as of December 31, 2007. The indemnification obligations are included in the Company's royalty accrual.

In addition, Centillium responds to other claims arising in the ordinary course of business. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's results of operations, but could have a material adverse effect on its financial position and cash flows.

6. Balance Sheet Information

Inventories (in thousands):

	March 31,	December 31,
	2008	2007
Work-in-process	$ 775	$ 1,166
Finished goods	446	1,636
	$ 1,221	$ 2,802

In the three months ended March, 2008 and 2007, the Company recorded charges to cost of revenues for the write-down of excess inventory of $43,000 and $0, respectively. Additionally, during the three months ended March 31, 2008 the Company's recorded gross margin benefited from unexpected sales of previously written-down inventory of $336,000, compared to $16,000 of such sales in the three months ended March 31, 2007. The Company sold $2.0 million of inventory to Ikanos as part of the sale of the DSL product lines in February 2008.

Property and equipment, net (in thousands):

	March 31,	December 31,
	2008	2007
Equipment and software	$ 20,734	$ 20,492
Furniture and fixtures	465	469
Leasehold improvements	1,439	1,388
	22,638	22,349
Accumulated depreciation and amortization	(21,576)	(21,156)
Property and equipment, net	$ 1,062	$ 1,193

Assets held for sale of $0.7 million as of December 31, 2007 included $6.8 million of costs less $6.1 million of accumulated depreciation for equipment related to the DSL product lines sold to Ikanos in February 2008 and were reported at the lower of the carrying amount or fair value less costs to sell. See Note 12 in this section of the quarterly report. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company has not accounted for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company's business.

Accrued liabilities and other (in thousands):

	March 31,	December 31,
	2008	2007
Accrued royalties	$ 9,070	$ 9,117
Accrued other liabilities	2,812	2,216
	$ 11,882	$ 11,333

Accrued liabilities as of December 31, 2007 include the impact of a partial reversal of $8.9 million of accrued royalties. The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". The Company's accrued royalties as of March 31, 2008 and December 31, 2007 represents the contingent payments for asserted or unasserted claims that are probable as of the respective balance sheet dates based on the applicable patent law.

Warranty reserve (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$ 98	$ 242
Product warranty accruals	17	50
Adjustments related to pre-existing warranties including
expirations and changes in estimates	(9)	(33)
Warranty costs incurred	(23)	(17)
Balance at end of period	$ 83	$ 242

7. Cash Equivalents, Short-term Investments and Restricted Cash

Cash equivalents and short-term investments (in thousands):

	March 31, 2008
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money Market Funds	$ 15,768	$ -	$ 15,768
	15,768	-	15,768
Short-term Investments
Obligations of the U.S. government and affiliated agencies	12,499	56	12,555
Corporate Bonds	2,012	4	2,016
	14,511	60	14,571
Restricted Cash
Money Market Funds	1,800	-	1,800
	1,800	-	1,800

Total	$ 32,079	$ 60	$ 32,139

	December 31, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 27,883	$ -	$ 27,883
	27,883	-	27,883

Short-term Investments
Obligations of the U.S. government and affiliated agencies	3,200	-	3,200
Corporate Bonds	1,006	3	1,009
	4,206	3	4,209

Total	$ 32,089	$ 3	$ 32,092

The estimated fair value of short-term investments is based on fair value. See Note 14 for information and related disclosures regarding the Company's fair value measurements.

8. Provision for Income Taxes

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

The provision for income taxes for the three months ended March 31, 2008 and 2007 relates to taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to Centillium's loss position, a full valuation allowance has been established against Centillium's deferred tax assets, consisting primarily of net operating loss carryforwards.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", or FIN 48. No changes to the liability for uncertain tax positions were recorded in the three months ended March 31, 2008.

The tax jurisdiction in India operates under a tax holiday which will expire at the end of March 2009. No changes to the unrecognized tax benefits were recorded in the three months ended March 31, 2008.

No changes to deferred tax assets for unrecognized tax benefits were recorded in the three months ended March 31, 2008.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Our accrual for payment of interest and penalties as of March 31, 2008 and December 31, 2007, is $105,000.

9. Net Income (Loss) Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$ 507	$ (5,888)
Basic weighted average outstanding	41,720	41,149
Effect of dilutive securities
Stock options	81	-
Restricted stock	13	-
Total dilutive securities	94	-
Weighted average diluted common and
equivalent shares outstanding	41,814	41,149

Basic net income (loss) per common share	$ 0.01	$ (0.14)

Diluted net income (loss) per common share	$ 0.01	$ (0.14)

During the periods ended March 31, 2007 and March 31, 2008, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to recorded net loss. Options and restricted stock units to purchase 7,729,343 and 504,280, respectively, shares of common stock have been excluded from computing diluted net loss per share at March 31, 2007. Options and restricted stock units to purchase 7,846,964 and 482,216, respectively, shares of common stock have been excluded from computing diluted net income per share at March 31, 2008.

10. Comprehensive Net Income (Loss)

The following table presents the computation of comprehensive net income (loss) (in thousands):

	Three Months Ended March 31,
	2008	2007
Net gain (loss) as reported	$ 507	$ (5,888)
Change in unrealized gain (loss) on available-for-sale investments	57	3
Total comprehensive gain (loss)	$ 564	$ (5,885)

11. Business Segment Information and Customer Concentration

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Geographic sales information is based on the location of the Company's end customer.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended March 31,
	2008	2007
OKI Electric Industry Co.,Ltd.	31%	*
Lucent	24%	*
Sumitomo Electric Industries	20%	*
NEC	11%	23%
Ericsson**	-%	35%
Huawei Technologies Corporation	-%	10%
_______________
* Less than 10%
** Indirect revenues through distributor

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended March 31,
	2008	2007
Europe	$ 273	$ 4,234
Japan	3,913	3,617
China	21	1,109
United States	1,907	1,009
Other Asia-Pacific	29	583
	$ 6,143	$ 10,552

Long-lived assets by geographical area were as follows (in thousands):

	March 31,	December 31,
	2008	2007
U.S.	$ 711	$ 717
India	832	899
Others	199	255
	$ 1,742	$ 1,871

Note 12. Gain on Sale of DSL Related Assets

The Company recognized an $8.1 million gain on sale of DSL related assets during the three months ended March 31, 2008. In February 2008, the Company completed the sale of certain fixed and certain intangible assets comprising its digital subscriber product lines (the "DSL Product Lines") to Ikanos Communications, Inc. (Ikanos), a publicly-held provider of silicon and software for interactive broadband for total cash consideration of $12.1 million. Upon closing of the transaction, Ikanos paid the Company net cash proceeds of $10.3 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of its representations and warranties. Additionally, in February 2009, the Company will be obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, the Company incurred approximately $0.8 million in transaction costs. Costs from the sale were reduced by $0.1 million of sabbatical accrual reversal that was associated with the employees transferred to Ikanos. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business. The following is a summary of the gain on the sale of DSL related assets (in thousands):

Sale of
DSL
Related Assets
Proceeds from Sale	$ 12,048

Costs:
Inventory	2,019
Fixed assets, net and associated sales tax	711
Transaction costs	846
Retention accrual	500
Release of sabbatical accrual	(134)
Total	3,942

Gain on sale of DSL related assets	$ 8,106

Note 13. Restructuring

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

In February 2008, the Company announced a restructuring plan in conjunction with the sale of its DSL product lines, which was intended to further reduce the operating and employee related costs. Restructuring charges of $2.3 million were incurred during the three months ended March 31, 2008 which consisted primarily of $1.4 million of software license termination costs and $0.9 million of employee severance related expenses, net of $0.1 million reversal of sabbatical accrual related to severed employees.

A summary of the Company's restructuring expenses, accrued surplus space and accrued restructuring expenses is as follows for the three month's ended March 31, 2008 (in thousands):

	Balance			Released	Balance
	December 31,			from Asset	March 31,
	2007	Accrued	Paid	/Liability	2008
Abandonment of surplus space*	$ 1,366	$ -	$ (123)	$ -	$ 1,243
Severance and related expenses	-	940	(528)	-	412
Release of sabbatical accrual	-	(110)	-	110	-
Contract termination expenses**	-	1,444	-	(444)	1,000
	$ 1,366	$ 2,274	$ (651)	$ (334)	$ 2,655
*Lease payments offset against liability
**$444 Release of prepaid contract expense

Note 14. Fair Value Measurements

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company's adoption of SFAS No. 157 did not have an impact on our financial position or results of operations. The following table represents the fair value hierarchy for the financial assets (cash equivalents, short-term investments and restricted cash) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Cash Equivalents
Money Market Funds	$ 15,768	$ 15,768	$ -	$ -

Short-term Investments
Obligations of the U.S. government and affiliated agencies	12,555	-	12,555	-
Corporate Bonds	2,016	-	2,016	-

Restricted Cash
Money Market Funds	1,800	1,800	-	-
	$ 32,139	$ 1,867	$ 30,272	$ -

Note 15. Subsequent Events

In December 2005, Accton Technology Corporation, or Accton, filed a suit against Centillium in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The parties settled the dispute on July 12, 2007 for a payment by Centillium of $2.5 million which was expensed in 2007. In May 2008, the Company signed a settlement agreement with insurance companies who agreed to pay $2.0 million to Centillium in connection with the Accton settlement and related legal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes in Item 1 above, and our consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2008. The information in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; anticipated cost savings; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; the impact of accounting rules related to the expensing of stock options on our future reported results; the impact of anticipated market and customer trends and developments; our ability to penetrate the VoIP and FTTP markets and to expand our business after the recent divestiture of our DSL product lines; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Overview

We design, develop and supply highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications. We also served the Digital Subscriber Line (DSL) market until February 2008, when we sold our DSL product lines in order to focus exclusively on our VoIP and FTTP businesses. Our DSL product lines had previously accounted for a majority of our revenues but had been declining in recent periods. Our DSL products consisted of Asymmetric DSL (ADSL), and a next generation of DSL products, referred to as VDSL2 products. Our DSL customers also consisted of systems vendors and OEMs.

Sale of DSL Related Assets

In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband, for total cash consideration of $12.1 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.3 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we will be obligated to pay Ikanos up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business. This sale significantly reduced the size of our business and revenues, and our business model now focuses exclusively on our optical and VoIP products, which have historically generated fewer revenues than our legacy DSL products. In 2007, optical and VoIP net revenues represented 15% and 25%, respectively, of our total net revenues.

Restructuring Plan

In February 2008, we also announced a restructuring plan in conjunction with the sale of our DSL product lines, which is intended to further reduce our operating and employee related costs. Restructuring charges of $2.3 million were incurred during the three months ended March 31, 2008 which consisted primarily of $1.4 million of software license termination costs and $0.9 million of employee severance related expenses. Further execution of our restructuring plan in the second quarter of 2008 will result in additional estimated restructuring charges of $1.9 million related to severance related expenses and contract termination costs.

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

We have not reported an operating profit for any year since inception and experienced a net income of $0.5 million (primarily as a result of gain on sale of the DSL related assets) and a net loss of $5.9 million for the three months ended March 31, 2008 and 2007, respectively. We incurred a net loss of $17.6 million for the year ended December 31, 2007. We expect to continue to incur operating losses and negative cash flows in the near term.

In the first quarter of 2008, our net revenues were $6.1 million compared with $10.6 million in the first quarter of 2007, a decrease of 42%. Furthermore, in 2007 our net revenues were $39.2 million, compared with $64.6 million in 2006, a decrease of 39%. We experienced a significant revenue decline in the DSL market in 2007 and 2006. We expect that our net revenues in 2008 will be substantially lower than in 2007, due to the sale of our DSL product lines in February 2008. Revenues for the first quarter of 2008 include $522,000 of DSL revenues. Our first quarter 2008 net income was $0.5 million, which was primarily due to the gain on the sale of the DSL related assets, in comparison to the first quarter 2007 net loss of $5.9 million. Our first quarter 2008 net income, excluding the gain on the sale of the DSL related assets of $8.1 million partially offset by related restructuring expense of $2.3 million, was a loss of $5.3 million in comparison to the first quarter 2007 net loss of $5.9 million. The change was primarily due to the decrease in operating expenses being greater than the decrease in gross margin between the comparable periods. Our net loss in 2007 was $17.6 million, compared with $10.7 million and $11.3 million in 2006 and 2005, respectively.

From inception through the sale of our DSL product lines in early 2008, the majority of our net revenues were derived primarily from the sale of our ADSL products to two customers in Japan. These two customers are NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2007, 2006 and 2005. Our Japan ADSL revenues declined 55%, 35% and 17% in 2007, 2006 and 2005, respectively. We consummated the sale of our DSL product lines to Ikanos in February 2008 and as a result, we will no longer generate any future revenues from the sale of our DSL products. Revenues for the first quarter of 2008 include $522,000 of DSL revenues.

We must achieve substantial revenue growth and continue to effectively execute our restructuring plan in the first half of 2008 to improve our financial position. Our ability to achieve the necessary revenue growth will depend on how successful we are in further penetrating the VoIP and FTTP markets, on which we are now exclusively dependent.

Our VoIP revenues were $2.4 million and $2.3 million in the three months ended March 31, 2008 and 2007, respectively. Our VoIP revenues were $9.9 million and $10.8 million for the years ended December 31, 2007 and 2006, respectively, and can vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Moreover, sales of our VoIP products are concentrated with a relatively limited number of customers, which may cause our sales to vary widely depending on changes even in a single customer's deployment schedule and testing requirements. We expect our net revenues from VoIP in the second quarter of 2008 to increase, compared to the first quarter of 2008, as the demand from two VoIP customers has strengthened.

Our FTTP revenues were $3.2 million and $252,000 in the three months ended March 31, 2008 and 2007, respectively, and $5.9 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. We have been heavily engaged in the development of a gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300 in 2007. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution of this third party that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. Obtaining these exclusive rights to this chip allows us to improve our chances of success by providing us with additional technology to penetrate our primary target market, Japan. We refer to this EPON chip as the ME250.

After discussions with a major customer, we decided to move forward with the ME250 for this customer as the principal telecommunications service provider in Japan has already accepted this customer's internal ME250 test results and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 PON chips. This customer's FTTP system with the ME250 has been validated by the principal telecommunications service provider but we must obtain the anticipated market share of that service provider's business for us to grow our FTTP revenues from this product in 2008 and beyond. Shipments for the ME250-based solution resulted in revenues of $1.9 million in the three months ended March 31, 2008 and $3.1 million in the last four months of 2007. There can be no assurance that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities or that the remainder of these orders will not be canceled, or the anticipated delivery delayed.

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

Our planned actions for 2008 and beyond are based on certain assumptions concerning the adoption of broadband technologies, the successful qualification and deployment of our FTTP products in Japan, the extent of demand for our VoIP products, execution of our restructuring plan in the first half of 2008 and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, if our products and technologies are not accepted and deployed to the extent we currently assume, or if our planned actions are not successful in achieving our goals, there could be additional adverse impacts on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus or take other corrective actions.

Moreover, as our quarterly net revenues for the next few quarters of 2008 are expected to be lower than our revenues for the last two quarters, we anticipate that we will continue to incur operating losses and use cash for the foreseeable future. While we believe that existing cash and short-term investments will be sufficient to support our current operations for the next twelve months, that cannot be assured. This belief is based on a variety of assumptions that are subject to risks and uncertainties, and if any of those assumptions proves to be inaccurate or if our cash flows from operations do not meet our expectations, our cash and short-term investments could be inadequate to meet our liquidity requirements. For example, we have assumed that new product introductions will occur on a timely basis and will achieve market acceptance, but there is no guarantee that this will happen. We also have significant litigation risk, and if we are required to make any substantial payments due to adverse results in litigation, this could seriously affect our liquidity and materially affect our business, results of operations and financial condition. Other risks that could cause our actual cash position to vary are set forth below, under item 1A, "Risk Factors," of this report.

Our operating results have been and will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of March 31, 2008 and 2007, the total unrecognized compensation expense related to unvested stock-based awards, as determined by SFAS 123(R), using the assumptions we had in effect as of that date, was approximately $1.7 million and $1.8 million, net of estimated forfeitures of $448,000 and $349,000, respectively. That total expense is expected to be recognized over an estimated weighted average period of 1.2 years for unvested stock-based awards to 2.8 years for restricted stock units.

Net Revenues. VoIP and FTTP revenues accounted for 92% of our net revenues and DSL accounted for 8% for the three months ended March 31, 2008. We will no longer generate any revenues from the sale of DSL products. Our DSL revenues accounted for 8%, 60%, 77% and 79% of our net revenues for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005, respectively.

For the three months ended March 31, 2008, OKI Electric Industry Co., Ltd. (OKI) accounted for 31% of our net revenues. For the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006, and 2005, Lucent Technologies accounted for 24%, 15%, 12% and 13% of net revenues, Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 20%, 26%, 26% and 35% of net revenue, and NEC Corporation (NEC) accounted for 11%, 15%, 23% and 26% of net revenue, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

The cycle for test, evaluation and adoption of our products by customers can range from three to more than six months with an additional three to more than nine months before a customer commences volume production of equipment incorporating our products. Additionally, this cycle may be as long as 18 to 24 months for certain VoIP and FTTP products. Due to this lengthy sales cycle, we may experience significant delays from the time we incur expenses for research and development, marketing and selling, and investment in inventory, to the time we generate corresponding revenues, if any. We anticipate that the rate of orders will vary significantly from quarter to quarter. If anticipated shipments in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high or low, and our results of operations for that quarter, and potentially for future quarters, would be materially and adversely affected. This volatility may become more pronounced as our sales for the remainder of 2008 will be generated entirely by our VoIP and FTTP products.

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

Research and Development Expenses: Research and development (R&D) expenses consist primarily of employee compensation including stock-based compensation expense and related personnel expenses, fees paid to consultants, new product development costs, evaluation and testing of pre-production parts and engineering design tools. We expense our research and development costs as they are incurred. Several components of our research and development effort require significant expenditures, the timing of which can cause significant quarterly variability in our expenses.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses include employee compensation including stock-based compensation expense and related personnel expenses in sales and marketing, product marketing, applications engineering, and corporate functions including accounting, finance, legal, human resources and information systems.

Gain on Sale of DSL Related Assets: In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband, for total cash consideration of $12.1 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.3 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we will be obligated to pay Ikanos up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

Restructuring Charges: In February 2008, we announced a restructuring plan to reduce operating and employee related costs. Restructuring charges of $2.3 million were incurred during the three months ended March 31, 2008, which consisted primarily of $1.4 million of software license termination costs and $0.9 million of employee severance related expenses. Further execution of our restructuring plan in the second quarter of 2008 will result in an additional restructuring charge, which we estimate will be approximately $1.9 million. In 2005, we recorded restructuring charges for surplus space in our Fremont, California location, which we abandoned. Due to current real estate market conditions, we increased the surplus space reserve in 2007, to extend the estimated vacant lease period through February 2011.

Interest and Other Income: Interest income consists of interest earned on cash and cash equivalent balances and short-term investments.

Interest and Other Expense: Interest and other expense primarily consist of foreign currency losses.

Provision for Income Taxes: The provisions for income taxes relate to current taxes payable for income generated by our subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards, research and development tax credits and reserves and accruals not currently deductible.

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

Stock-Based Compensation: We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R) effective January 1, 2006. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in operating results. SFAS 123(R) is a new and very complex accounting standard. Applying this standard requires significant judgment and the use of estimates, particularly surrounding Black-Scholes option pricing model assumptions, such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. These assumptions and estimates are subject to change over time, which may affect the related stock-based compensation expenses that we recognize in our financial statements. The fair value of our restricted stock units is calculated based upon the fair market value of Company stock at the date of grant in accordance with SFAS 123(R). The stock-based compensation expense related to stock options is amortized on an accelerated basis. The stock-based compensation expense related to restricted stock units is amortized on a straight-line basis.

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

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", or FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the "more likely than not" recognition threshold be recognized or continue to be recognized on its effective date. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended
	March 31,
	2008	2007
Net revenues	100%	100%
Cost of revenues	43	48
Gross profit	57	52
Operating expenses:
Research and development	84	64
Selling, general and administrative	63	47
Gain on divestiture	(132)	-
Restructuring charges	37	-
Total operating expenses	52	111
Operating income (loss)	5	(59)
Interest income and other	5	6
Interest expense and other	1	*
Income (loss) before provision for income taxes	9	(53)
Provision for income taxes	1	3
Net income (loss)	8%	(56)%

_____________________________

* Less than 1%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three months ended March 31, 2008 and 2007 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 6,143	100%	$ 10,552	100%	$ (4,409)	-42%
Cost of revenues	2,662	43%	5,058	48%	(2,396)	-47%
Gross Profit	$ 3,481	57%	$ 5,494	52%	$ (2,013)	-37%

During 2007 and 2006, our revenues were generated principally from sales of our DSL, VoIP and FTTP products. As noted above, we sold our DSL product lines in February 2008. Our revenues are derived from sales of our VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 522	8%	$ 8,000	76%	$ (7,478)	-93%
VoIP	2,394	39%	2,300	22%	94	4%
FTTP	3,227	53%	252	2%	2,975	1181%
Net revenues	$ 6,143	100%	$ 10,552	100%	$ (4,409)	-42%

Net revenues for the three months ended March 31, 2008 were $6.1 million, compared with $10.6 million for the three months ended March 31, 2007, a decrease of $4.5 million or 42%. Revenues from our DSL products accounted for $522,000, or 8%, of net revenues in the three months ended March 31, 2008, as compared to $8.0 million, or 76%, of net revenues in the three months ended March 31, 2007. The decline in DSL revenues was due to the sale of our DSL product lines in February 2008.

Revenues from VoIP products accounted for $2.4 million of net revenues in the three months ended March 31, 2008, as compared to $2.3 million of net revenues for the three months ended March 31, 2007, or 39% and 22% of net revenues, respectively. Our VoIP revenues vary significantly from quarter to quarter as they are currently derived from only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will increase in the second quarter of 2008, compared to the first quarter of 2008, as demand from certain of our VoIP customers has strengthened.

Revenues from our FTTP products accounted for $3.2 million of net revenues in the three months ended March 31, 2008, as compared to $252,000 of net revenues for the three months ended March 31, 2007, or 53% and 2% of net revenues, respectively. Shipments for the ME250-based solution resulted in revenues of $1.9 million in the three months ended March 31, 2008 and $3.1 million in the last four months of 2007. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including the continued purchase of significant quantities of the ME250 chip by our customer, as well as having our ME300 chip successfully validated by the principal telecommunications service provider and another Japan customer achieving the expected market share with our ME300 chip.

Revenues from Japan, which are currently attributable to our FTTP products and historically were largely attributable to our DSL products, were $3.9 million and $3.6 million for the three months ended March 31, 2008 and 2007, or 64% and 34% of net revenues, respectively. We anticipate revenues from Japan to remain significant for the foreseeable future.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended March 31,
	2008	2007
OKI Electric Industry Co.,Ltd.	31%	*
Lucent	24%	*
Sumitomo Electric Industries	20%	*
NEC	11%	23%
Ericsson**	-%	35%
Huawei Technologies Corporation	-%	10%
_______________
* Less than 10%
** Indirect revenues through distributor

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased by $2.0 million, to $3.5 million for the three months ended March 31, 2008, from $5.5 million for the three months ended March 31, 2007. The $2.0 million decrease in gross profit for the three months ended March 31, 2008 was primarily attributable to lower shipments due to the divestiture of the DSL product line. The gross margin increased to 57% for the three month period ended March 31, 2008 as compared to 52% in the respective period of 2007 because we recorded $336,000 of our gross profit, representing five percentage points of our gross margin, due to the unexpected sale of previously written-down inventory compared to $16,000 of such sales in the three months ended March 31, 2007. The write-down of excess inventory was $43,000 in the three months ended March 31, 2008, compared to no write-down in the comparable period in 2007. We anticipate the benefit to gross margin for the sale of previously written-down inventory will be smaller in the second quarter of 2008, based on the reduction of inventory that is fully written-down and the sale of the DSL product lines.

Research and Development Expenses. Research and development expenses decreased by 23% to $5.2 million for the three months ended March 31, 2008, from $6.7 million for the three months ended March 31, 2007. The $1.5 million decrease resulted primarily from $0.8 million decrease in compensation and related expenses, $0.4 million decrease of evaluation and testing of pre-production parts, $0.2 million in decreased depreciation expense, $0.1 million decrease due to increased allocations to manufacturing efforts, $0.1 million decrease in new product development expenses and $0.1 million in lower stock-based compensation expense, partially offset by $0.2 million increase in consulting expenses. The decreased compensation and related expenses was primarily attributable to the divestiture of our DSL business and our restructuring plan. We reduced the number of research and development employees from 181 at December 31, 2007 to 111 at March 31, 2008. The increased consulting expense was primarily due to our reliance to a greater extent on consultants for our new product development projects, which we expect to continue through the second quarter of 2008. We expect research and development expenses to remain approximately the same in the second quarter of 2008 as in the first quarter of 2008, as we anticipate a significant increase in tapeout, engineering evaluation board and preproduction expenses related to our Atlanta product line, partially offset by reduced compensation and related expenses associated with a full quarter of savings from the sale of DSL related assets and restructuring of early February and completing our reduction in force.

We have been committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate. We held 14 U.S. patents and 1 foreign patent as of March 31, 2008, and we maintain an active program of filing for additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 22% to $3.9 million for the three months ended March 31, 2008 as compared to $5.0 million for the three months ended March 31, 2007. The $1.1 million decrease was primarily due to $0.4 million in decreased legal expenses, $0.3 million in decreased employee compensation and related expenses, $0.1 million in decreased auditing fees, $0.2 million in lower stock-based compensation expense, and $0.1 million decrease in other outside services. The decreased compensation and related expenses was primarily attributable to the sale of our DSL related assets and our restructuring plan. We reduced the number of selling, general and administrative employees from 57 at December 31, 2007 to 43 at March 31, 2008. We expect that selling, general and administrative expenses in the second quarter of 2008 will decrease in absolute dollars and as a percentage of revenues compared to the first quarter of 2008 primarily due to reduced compensation and related expenses associated with a full quarter of savings from the divesture and restructuring of early February and completing our reduction in force.

Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Gain on Sale of DSL Related Assets. In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband, for total cash consideration of $12.1 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.3 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of ours pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we will be obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

Restructuring Charges. In February 2008, we announced a restructuring plan to reduce operating and employee related costs. Restructuring charges of $2.3 million were incurred during the three months ended March 31, 2008, which consisted primarily of $1.4 million of software license termination costs and $0.9 million of employee severance related expenses. Further execution of our restructuring plan in the second quarter of 2008 will result in an additional restructuring charge, which we estimate will be approximately $1.9 million. In 2005, we recorded restructuring charges for surplus space in our Fremont, California location, which we abandoned. Due to current real estate market conditions, we increased the surplus space reserve in 2007, to extend the estimated vacant lease period through February 2011.

Interest and Other Income. Interest income, net, was $350,000 for the three months ended March 31, 2008 as compared to $677,000 for the three months ended March 31, 2007. A decrease in cash available for investment and lower available interest rates resulted in lower interest income for the three months ended March 31, 2008 as compared to the comparable periods ended March 31, 2007.

Interest and Other Expense. Interest and other expense was $56,000 for the three months ended March 31, 2008 as compared to a gain of $11,000 for the three months ended March 31, 2007. The increase in the expense was primarily attributable to foreign currency exchange due to the weakening U.S. dollar.

Provision for Income Taxes. Income tax expense was $50,000 and $334,000 for the three months ended March 31, 2008 and 2007, respectively. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

The decrease in the provision was mainly due to $300,000 recorded in the three months ended March 31, 2007 as an income tax expense for uncertain tax positions as an adjustment due to the adoption of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," or FIN 48. See Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 of Part I of this quarterly report for information on the adoption of FIN 48." Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. SFAS 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", or FSP 157-1, and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007.. We adopted SFAS No. 157 in the first quarter of 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have an impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS No. 157 will have on our non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 of Part I of this quarterly report for information and related disclosures regarding the Company's fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. FAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. FAS 159 became effective for us beginning January 1, 2008, although the we have not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of FAS 159 did not have an impact on our condensed consolidated statements of position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard ("FAS") No. 141(R), "Business Combinations," or FAS 141R. FAS 141R replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will assess the impact that FAS 141R may have on our financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51," or FAS 160. FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in 2009. We are currently assessing the impact of this standard on our future consolidated results of operations and financial condition.

Liquidity and Capital Resources

Our future capital requirements depend on many factors, some of which are outside of our control. We expect our cash used in operations to decrease in 2008 as compared to 2007 due to the sale of the DSL product lines and our restructuring activities. In February 2008, we received $10.3 million in cash consideration from the sale of the DSL product lines after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we will be obligated to pay Ikanos up to $0.5 million depending on contingencies specified in the agreement. In addition, we incurred approximately $0.8 million in transaction costs. We believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions that our cost reduction efforts will be successful, that product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will grow, that we do not experience an adverse result in existing litigation or new legal or regulatory proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. Depending on the needs of our business, we may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures. We expensed a $2.5 million loss in full settlement relating to the Accton matter in 2007. In May 2008, we signed a settlement agreement with insurance companies who agreed to pay $2.0 million to us in connection with the Accton settlement and related legal fees. Depending on the amount and timing of any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

Since our inception, we have financed our operations primarily through operating activities, the sale of equity securities, the proceeds from the sale of our DSL product lines and our revolving line of credit established in 2007. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of equity or debt securities could result in additional dilution to our stockholders, could require us to pledge additional assets to secure the financing, or could impose additional restrictive covenants on us. These additional securities could have rights senior to those of our common stock. We established a credit facility with a financial institution in September 2007, which provides for commitments for up to $10.0 million of revolving loans or letters of credit which matures in September 2008. As security for the line of credit, we granted the bank a security interest in all of our assets, except for the shares of certain foreign subsidiaries and certain intellectual property rights. We received a consent from the bank for the sale of our DSL assets. Further extensions of credit will be subject to various conditions, including the continued accuracy of our representations to the bank and the absence of a material adverse change, which is defined to include a material impairment in the value of the collateral or in the bank's prospects of repayment. Due to these conditions, we cannot assure you that we will be able to draw down further amounts under this agreement. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results, or to sell assets or otherwise restructure our business to remain viable.

As of March 31, 2008, we had drawn down $1.3 million from our line of credit and $1.2 million in the form of a letter of credit with a financial institution, resulting in an available, unused line of credit balance of $7.5 million. Further draws and other extensions of credit under this loan agreement are subject to various conditions. The agreement includes affirmative and negative covenants, including compliance with a "quick ratio" test and specified levels of tangible net worth, and restrictions on various actions including the incurrence of further indebtedness, acquisitions, divestitures, mergers, changes in business, dividends and other distributions to stockholders, and investments. We were in compliance with the loan covenants as of March 31, 2008.

At March 31, 2008, we had $41.7 million in cash, cash equivalents, short-term investments and restricted cash, which includes $1.3 million in cash that we borrowed under our line of credit and $1.8 million of restricted cash, compared to $36.8 million in cash, cash equivalents and short-term investments at December 31, 2007, which included $1.5 million in cash borrowed under our line of credit. The restricted cash will be held in escrow for one year (February 2009) as security for certain of our indemnification obligations pursuant to the asset sale agreement with Ikanos, including breaches of our representations and warranties.

Operating activities for the three months ended March 31, 2008 used $7.0 million in cash primarily due to our $0.5 million net income and non-cash expenses of $0.3 million for stock-based compensation expense and $0.2 million for depreciation adjusted for $8.1 million gain on sale of DSL related assets and cash provided of $0.1 million for net changes in assets and liabilities. The cash provided by net changes in assets and liabilities was primarily due to $1.4 million increase in accrued restructuring, current portion, $0.6 million decrease in prepaid software tools and $0.5 million decrease in accounts receivable partially offset by $0.9 million decrease in accrued compensation and related expenses, $0.8 million decrease in accrued liabilities, $0.3 increase in inventories (net of DSL asset sale), $0.1 million decrease in long-term liabilities, $0.2 million decrease in accounts payable and $0.1 million decrease in long-term restructuring.

The $0.9 million decrease in accrued compensation and related expenses corresponds to our decreased headcount after our restructuring efforts and transfer of employees to Ikanos with the sale of the DSL product lines. The $0.8 million decrease in accrued liabilities is due to activity related to the Ikanos sale. The decrease in other long-term liabilities, exclusive of the current year restructuring charges, resulted from amortization of the prior years' restructuring charges related to surplus space, lease incentives and deferred rent. Accounts payable decreased due to decreased business activity levels. The $1.4 million increase in current accrued restructuring is comprised of $1.0 million in contract termination costs and $0.4 million severance related costs to be paid in the second quarter 2008. The $0.6 million decrease in prepaid software tools is a result of write-off of $0.4 million due to our restructuring efforts and also due to timing of contract payments. The accounts receivable decrease of $0.5 million resulted from a decrease in shipments in the quarter ended March 31, 2008 in comparison to the quarter ended December 31, 2007.

Net cash used by investing activities was $0.1 million for the three months ended March 31, 2008. Net cash used by investing activities was a result of $10.3 million purchases of available-for-sale securities and the purchase of $0.1 million of property and equipment, partially offset by $12.1 of proceeds from the divestiture of the DSL product line, reduced by $1.8 million increase in restricted cash in the escrow.

Net cash used by financing activities was $0.2 million for the three months ended March 31, 2008, which consisted of $1.5 million of bank loan payments partially offset by borrowings of $1.3 million under the $10.0 million line of credit.

Our principal source of liquidity as of March 31, 2008 consisted of $39.9 million of unrestricted cash, cash equivalents and short-term investments, which includes $1.3 million that we borrowed under our revolving line of credit, and $1.8 million in restricted cash and $7.5 million available balance from the line of credit. As noted above, our ability to borrow under the line of credit is subject to various conditions. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Short-term bank borrowings	$ 1,300	$ 1,300	$ -	$ -	$ -
Operating leases - facilities	2,305	1,096	1,209	-	-
Operating leases - software	1,909	1,784	125	-	-
Purchase obligations	2,655	2,655	-	-	-
Contingency obligation	500	500	-	-	-
Total	$ 8,669	$ 7,335	$ 1,334	$ -	$ -

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2008, all of our investments were in money market funds, certificate of deposits, high quality commercial paper and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $112,000 in the fair value of our available-for-sale securities as of March 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2005, Accton Technology Corporation, or Accton, filed a suit against Centillium Communications, Inc. ("Centillium") in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against Centillium. Centillium disputed each of these claims. The parties settled and expensed the dispute on July 12, 2007 for $2.5 million. In May 2008, Centillium signed a settlement agreement with insurance companies who agreed to pay $2.0 million to the Company in connection with the Accton settlement and related legal fees.

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

Our success will depend in large part upon the adoption and utilization of our optical and VoIP products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we will not achieve profitability. If we ever become profitable, we may not be able to maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. This includes our focus on development of optical networking and VoIP products, given the sale of our DSL product lines in February 2008, but those development efforts have not resulted in significant revenues. Our operating expenses may increase further in the future, and we cannot assure you that we will develop and sustain a cost structure that will lead to profitability under current and expected revenue levels. The disposition of our DSL product lines will reduce our overall revenues and will result in restructuring charges and other costs in the short term. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

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

We expect that approximately half of our VoIP and optical revenues in 2008 will be generated by sales into the Japanese market. For the three months ended March 31, 2008, $3.9 million or 64% of our revenues originated in Japan. Because a substantial portion of our revenues has been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

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

We do not expect to generate cash from operations for the foreseeable future. Our cash, cash equivalents, short-term investments and restricted cash balance was $41.7 million as of March 31, 2008. We used approximately $7.0 million in cash for operations in the first quarter of 2008. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. In 2007 we established a $10.0 million credit facility, under which we had borrowed $1.3 million and drew down a $1.2 million letter of credit as of March 31, 2008, but there are significant conditions on our ability to borrow further amounts under that facility. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours, and for operational needs such as product development due to the rapidly changing technologies and customer demands associated with our VoIP and optical product lines. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. Our existing credit facility restricts our ability to sell assets, merge, incur additional indebtedness, make investments, pay dividends and distributions, or take other actions without the consent of the bank. The facility also requires us to comply with a "quick ratio" test and maintain specified levels of tangible net worth. The terms of any new debt or equity financing may also include restrictive covenants that impair our business and financial flexibility. If we are unable to obtain additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

If we are not able to develop and introduce new products successfully and in a cost-effective and timely manner, we may need to explore purchasing new products, which could give rise to substantial costs and disruption of our existing operations and sales efforts. Moreover, if we are unsuccessful in introducing or acquiring new products, we may be unable to attract new customers or to retain our existing customers, which would materially and adversely affect our results of operations. For example, we previously entered into an agreement with a third party that gives us exclusive rights to an EPON chip that they developed, which we refer to as the ME250. A customer has agreed to purchase this EPON chip for its FTTP system through approximately the end of the third quarter of 2010. However, our customer's FTTP system incorporating this EPON chip must obtain the anticipated market share of the principal telecommunications service provider business for us to significantly grow our FTTP revenues in 2008 and beyond. We cannot predict whether this EPON chip, which we did not design, will contain unexpected performance problems or whether we will encounter unexpected difficulties with the supply of this chip. There also can be no assurance that our customer's FTTP system with this EPON chip will be validated by the targeted service provider and that even if it is, that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities, if at all.

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

We sell our products primarily to a small number of network equipment manufacturers. Four manufacturers accounted for 55%, 79% and 77% of our net revenues for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively. An additional manufacturer, OKI Electric Industry Co., Ltd. (OKI) accounted for 31% of our net revenues for the three months ended March 31, 2008. For the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006, and 2005, Lucent Technologies accounted for 24% 15%, 12% and 13% of net revenues, Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 20%, 26%, 26% and 35% of net revenue, and NEC Corporation (NEC) accounted for 11%, 15%, 23% and 26% of net revenue, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 64%, 56%, 70% and 74% of our net revenues for the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively. Customers located in Europe accounted for 4%, 28%, 17% and 7% of our net revenues for the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

    import and export license requirements and restrictions of the United States and each other country in which we operate, as discussed more fully below;

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

We recently voluntarily notified the U.S. Department of Commerce that we had failed to make certain export control reports and to obtain export licenses in respect of sales of VoIP and optical products in Europe and Asia. If we are subject to any regulatory investigation or other proceeding resulting from this or any future export control issue, we could be required to expend substantial resources. An adverse result in any regulatory proceeding relating to exports of our products could subject us to substantial fines or restrictions on selling our products into certain countries until appropriate licenses are obtained. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Our future success depends on our ability to attract, retain and motivate qualified personnel, including executive officers and other key management and technical personnel. As the source of our technological and product innovations, our key technical personnel represent a significant asset. The competition for such personnel can be intense in the semiconductor industry. We do not have employment agreements with these executives, or any other key employees, that govern the length of their service. Additionally, in February 2008 we completed the first phase of our restructuring plan. We have had, and may continue to have, particular difficulty attracting and retaining key personnel during periods of poor operating performance and this period following our restructuring. Among other things, 99% of our stock options had exercise prices above the closing price of our common stock on April 29, 2008. The loss of the services of certain key senior management or technical personnel, or our inability to attract, retain and motivate qualified personnel, could materially and adversely affect our business, financial condition and results of operations.

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

Like many technology companies, we use stock options, restricted stock units and other equity-based awards to recruit and retain executives, engineers and other senior level employees. Due to the significant decline in our stock price, the vast majority of the outstanding options held by our employees have an exercise price significantly above the current market price of our common stock. If our stock price does not increase above the exercise prices of our stock options, we may need to issue new options or other equity incentives or increase other forms of compensation to motivate and retain our executives and other employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders and could increase our compensation costs. Additionally, we cannot assure you that any incentive initiatives that we might undertake, including any additional equity grants, will be successful in motivating and retaining our executives and other employees.

Our stock price may continue to be volatile.

The market price of our common stock has been volatile. From January 1, 2002 to May 1, 2008 our common stock traded at prices as low as $0.60 and as high as $14.58 per share. Trading prices during the year ended December 31, 2007 ranged from $1.01 to $2.28 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant

10.59(3)	Asset Purchase Agreement dated as of January 15, 2008 between Ikanos Communications, Inc. and the Registrant

4.2(1)	Bylaws of the Registrant

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 8-K filed with the Commission on January 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant) Dated: May 12, 2008
Linda C. Reddick Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

10.59(3)	Asset Purchase Agreement dated as of January 15, 2008 between Ikanos Communications, Inc. and the Registrant

4.2(1)	Bylaws of the Registrant

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement of Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 8-K filed with the Commission on January 18, 2008.