Form 10-Q/A
period 2008-03-31
CENTILLIUM COMMUNICATIONS INC
filed 2008-06-16
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to

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

CENTILLIUM COMMUNICATIONS, INC.
FORM 10-Q/A
QUARTER ENDED MARCH 31, 2008
EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Centillium Communications, Inc. (which we also refer to as the "Company") for the quarter ended March 31, 2008 is being filed to amend and restate the items described below contained in our Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on May 12, 2008.

During our second quarter of fiscal 2008, we identified an error in our financial statements for the quarter ended March 31, 2008. This error consisted of a failure to reverse certain accrued royalties amounting to $850,000 that could no longer be recovered from the Company due to statutory limitations contained in the applicable patent law. As a result of the correction, net income for the quarter ended March 31, 2008 is $850,000 higher and accrued liabilities as of March 31, 2008 are $850,000 lower than the amounts previously reported.

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2008 revises the following to take into account the effects of the restatement: Part I, Item 1, Financial Statements; and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; for the following purposes:

To amend Part I, Item 1, Financial Statements, to restate the Company's Unaudited Condensed Consolidated Financial Statements as of March 31, 2008 for the Condensed Consolidated Balance Sheet, for the three month period ended March 31, 2008 for the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and the related Notes to Condensed Consolidated Financial Statements. Total current liabilities as of March 31, 2008 decreased by $850,000. The effect of the restatement on the Condensed Consolidated Statements of Operations is summarized below (in thousands):

	As	As
	Reported	Restated
Operating expenses	$ 3,218	$ 2,368
Operating income (loss)	263	1,113
Income (loss) before provision for income taxes	557	1,407
Net income	507	1,357
Basic and diluted net income per share	$ 0.01	$ 0.03

To amend Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 12, 2008, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q on May 12, 2008, including any amendments to those filings.

Additional detail regarding the restatement is included in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

This amendment also attaches as an exhibit the amended and restated form of the Company's 1997 Stock Plan, which was inadvertently omitted from the original Form 10-Q.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
FORM 10-Q/A
TABLE OF CONTENTS

Centillium Communications, Atlanta, Colt, Entropia, Mustang, Pharos, Voice Services Platform and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2008 Restated (See Note 1)	December 31, 2007 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 25,299	$ 32,596
Short-term investments	14,571	4,209
Accounts receivable (net of allowance for doubtful accounts
of $17 at March 31, 2008 and $22 at December 31, 2007)	3,096	3,635
Inventories	1,221	2,802
Prepaid software tools	816	1,430
Other current assets	1,326	1,377
Assets held for sale	-	706
Total current assets	46,329	46,755
Restricted cash	1,800	-
Property and equipment, net	1,062	1,193
Other assets	680	678
Total assets	$ 49,871	$ 48,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term bank borrowings	$ 1,300	$ 1,500
Accounts payable	4,708	4,765
Accrued compensation and related expenses	2,814	3,869
Accrued restructuring, current portion	1,876	475
Accrued liabilities and other	11,032	11,333
Total current liabilities	21,730	21,942

Long-term liabilities:
Accrued restructuring, long-term portion	779	891
Other long-term liabilities	810	938
Total long-term liabilities	1,589	1,829
Total liabilities	23,319	23,771

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,706,661 at March 31, 2008 and 41,718,601 at
December 31, 2007	42	42
Additional paid-in capital	254,820	254,537
Accumulated deficit	(228,370)	(229,727)
Accumulated other comprehensive gain	60	3
Total stockholders' equity	26,552	24,855
Total liabilities and stockholders' equity	$ 49,871	$ 48,626

_____________
*   Derived from audited financial statements at December 31, 2007

See accompanying notes to restated unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008
	Restated
	(See Note 1)	2007

Net revenues	$ 6,143	$ 10,552
Cost of revenues (a)	2,662	5,058
Gross profit	3,481	5,494

Operating expenses:
Research and development (a)	5,172	6,745
Selling, general and administrative (a)	3,878	4,991
Gain on on sale of DSL related assets	(8,106)	-
Restructuring charges	2,274	-
Reversal of accrued royalties	(850)	-
Total operating expenses	2,368	11,736
Operating income (loss)	1,113	(6,242)
Interest income and other	350	677
Interest expense and other	56	(11)
Income (loss) before provision for income taxes	1,407	(5,554)
Provision for income taxes	50	334
Net income (loss)	$ 1,357	$ (5,888)

Basic net income (loss) per share	$ 0.03	$ (0.14)
Diluted net income (loss) per share	$ 0.03	$ (0.14)

Shares used to compute basic net income (loss) per share	41,720	41,149
Shares used to compute diluted net income (loss) per share	41,814	41,149

(a) Includes stock-based compensation as follows:
Cost of revenues	$ 5	$ 10
Research and development	110	241
Selling, general and admininstrative	162	336
	$ 277	$ 587

See accompanying notes to restated unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008
	Restated
	(See Note 1)	2007

OPERATING ACTIVITIES
Net income (loss)	$ 1,357	$ (5,888)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization expense	224	483
Stock-based compensation expense	277	587
Reversal of accrued royalties	(850)	-
Gain on sale of DSL related assets	(8,106)	-
Changes in operating assets and liabilities:
Accounts receivable	539	1,791
Inventories	(342)	1,297
Prepaid software tools	614	389
Other current assets	(6)	(6)
Other assets	(2)	(509)
Accounts payable	(153)	(1,079)
Accrued compensation and related expenses	(992)	302
Accrued restructuring, current portion	1,401	(14)
Accrued liabilities	(780)	161
Accrued restructuring, long-term portion	(112)	(108)
Other long-term liabilities	(57)	(39)
Net cash used in operating activities	(6,988)	(2,633)
INVESTING ACTIVITIES
Proceeds from the sale of DSL related assets	12,048	-
Increase in restricted cash	(1,800)	-
Purchases of available-for-sale securities	(10,305)	(4,330)
Sales and maturities of available-for-sale securities	-	3,540
Purchases of property and equipment	(58)	(163)
Net cash used in investing activities	(115)	(953)
FINANCING ACTIVITIES
Short-term bank borrowings	1,300	-
Repayment of short-term bank borrowings	(1,500)	-
Proceeds from issuance of common stock	6	6
Net cash (used in) provided by financing activities	(194)	6

Net decrease in cash and cash equivalents	(7,297)	(3,580)
Cash and cash equivalents at beginning of period	32,596	26,121
Cash and cash equivalents at end of period	$ 25,299	$ 22,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 50	$ 186
Cash paid for interest	$ 1	$ -

See accompanying notes to restated unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Restatement of Previously Issued Financial Statements

The Company has restated its unaudited condensed consolidated balance sheet as of March 31, 2008, its condensed consolidated statements of operations, condensed consolidated statements of cash flows for the quarter ended March 31, 2008, and the related notes to condensed consolidated financial statements. Accordingly, the financial statements as of and for the period ended March 31, 2008 that were included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2008 or included in previous announcements should not be relied upon.

During the Company's second quarter of fiscal 2008, the Company identified an error in its financial statements for its first quarter of fiscal year 2008 ended March 31, 2008. This error consisted of failure to reverse certain accrued royalties amounting to $850,000 that could no longer be recovered from the Company due to statutory limitations contained in the applicable patent law. As a result, net income for the quarter ended March 31, 2008 will increase by $850,000 and accrued liabilities as of March 31, 2008 will decrease by $850,000, compared to the amounts previously reported.

The effect of this adjustment for the three months ended March 31, 2008 is to decrease operating expenses by $850,000, increase net income by $850,000, and increase net income per share by $0.02 per share, compared to the amounts previously reported. This adjustment has been reflected in the three months ended March 31, 2008 information included in this report on Form 10-Q/A. This Form 10-Q/A should be read in conjunction with the information contained in the Company's Form 10-K for the fiscal year ended December 31, 2007.

Future anticipated reversals of certain accrued royalties that are included in accrued liabilities as of March 31, 2008, based on our understanding of the current statutory limitations, are as follows (in thousands):

Reversal
by
Period

Remaining 2008	$ 2,098
2009	799
2010	1,697
2011	2,072
2012	1,123
2013	426
Total	$ 8,215

The following table shows the Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet data as previously reported for the first quarter ended March 31, 2008 and the restatements made to arrive at the restated Condensed Consolidated Statement of Operations for the first quarter ended March 31, 2008 and restated Condensed Consolidated Balance Sheet as of March 31, 2008 (in thousands, unaudited):

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2008	Adjustment	2008

Net revenues	$ 6,143	$ -	$ 6,143
Cost of revenues (a)	2,662	-	2,662
Gross profit	3,481	-	3,481

Operating expenses:
Research and development (a)	5,172	-	5,172
Selling, general and administrative (a)	3,878	-	3,878
Gain on on sale of DSL related assets	(8,106)	-	(8,106)
Restructuring charges	2,274	-	2,274
Reversal of accrued royalties	-	(850)	(850)
Total operating expenses	3,218	(850)	2,368
Operating income (loss)	263	850	1,113
Interest income and other	350	-	350
Interest expense and other	56	-	56
Income (loss) before provision for income taxes	557	850	1,407
Provision for income taxes	50	-	50
Net income	$ 507	$ 850	$ 1,357

Basic and diluted net income per share	$ 0.01	$ 0.02	$ 0.03

	As Previously		As Restated
	Reported		March 31,
	March 31,		2008
	2008	Adjustment	See Note 1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term bank borrowings	$ 1,300	$ -	$ 1,300
Accounts payable	4,708	-	4,708
Accrued compensation and related expenses	2,814	-	2,814
Accrued restructuring, current portion	1,876	-	1,876
Accrued liabilities and other	11,882	(850)	11,032
Total current liabilities	22,580	(850)	21,730

Long-term liabilities:
Accrued restructuring, long-term portion	779	-	779
Other long-term liabilities	810	-	810
Total long-term liabilities	1,589	-	1,589
Total liabilities	24,169	(850)	23,319

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,706,661 at March 31, 2008 and 41,718,601 at
December 31, 2007	42	-	42
Additional paid-in capital	254,820	-	254,820
Accumulated deficit	(229,220)	850	(228,370)
Accumulated other comprehensive gain	60	-	60
Total stockholders' equity	25,702	850	26,552
Total liabilities and stockholders' equity	$ 49,871	$ -	$ 49,871

	As Previously
	Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2008	Adjustment	2008

OPERATING ACTIVITIES
Net income (loss)	$ 507	$ 850	$ 1,357
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	224		224
Stock-based compensation expense	277		277
Reversal of accrued royalties	-	(850)	(850)
Gain on sale of DSL related assets	(8,106)		(8,106)
Changes in operating assets and liabilities:
Accounts receivable	539		539
Inventories	(342)		(342)
Prepaid software tools	614		614
Other current assets	(6)		(6)
Other assets	(2)		(2)
Accounts payable	(153)		(153)
Accrued compensation and related expenses	(992)		(992)
Accrued restructuring, current portion	1,401		1,401
Accrued liabilities	(780)		(780)
Accrued restructuring, long-term portion	(112)		(112)
Other long-term liabilities	(57)		(57)
Net cash used in operating activities	(6,988)	-	(6,988)

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

Stock-Based Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," or SFAS 123(R), the Company recorded $277,000 and $587,000 of stock-based compensation expense in its consolidated statement of operations for the three months ended March 31, 2008 and 2007, respectively. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).

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

Accrued liabilities and other (in thousands):

	March 31,	December 31,
	2008 Restated	2007
Accrued royalties	$ 8,220	$ 9,117
Accrued other liabilities	2,230	1,646
Accrued current tax liabilities	582	570
	$ 11,032	$ 11,333

Accrued liabilities as of March 31, 2008 and December 31, 2007 include the impact of partial reversals of $850,000 and $8.9 million, respectively, of accrued royalties. The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". The Company's accrued royalties as of March 31, 2008 and December 31, 2007 reflects the reversal of previously accrued royalties that can no longer be recovered from the Company due to statutory limitations contained in the applicable patent law and represents the remaining amounts previously accrued for certain asserted or unasserted claims for patent royalties.

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

9. Net Income (Loss) Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008 Restated	2007
Net income (loss)	$ 1,357	$ (5,888)
Basic weighted average outstanding	41,720	41,149
Effect of dilutive securities
Stock options	81	-
Restricted stock	13	-
Total dilutive securities	94	-
Weighted average diluted common and
equivalent shares outstanding	41,814	41,149

Basic and diluted net income (loss) per common share	$ 0.03	$ (0.14)

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

10. Comprehensive Net Income (Loss)

The following table presents the computation of comprehensive net income (loss) (in thousands):

	Three Months Ended March 31,
	2008 Restated	2007
Net gain (loss) as reported	$ 1,357	$ (5,888)
Change in unrealized gain (loss) on available-for-sale investments	57	3
Total comprehensive gain (loss)	$ 1,414	$ (5,885)

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

The Company's adoption of SFAS No. 157 did not have an impact on our financial position or results of operations. The following table represents the fair value hierarchy for the financial assets (cash equivalents, short-term investments and restricted cash) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Cash Equivalents
Money Market Funds	$ 15,768	$ 15,768	$ -	$ -

Short-term Investments
Obligations of the U.S. government and affiliated agencies	12,555	-	12,555	-
Corporate Bonds	2,016	-	2,016	-

Restricted Cash
Money Market Funds	1,800	1,800	-	-
	$ 32,139	$ 17,568	$ 14,571	$ -

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenues, costs and expenses and gross margin; anticipated cost savings; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; anticipated reversals of accrued royalties in future periods; the impact of accounting rules related to the expensing of stock options on our future reported results; the impact of anticipated market and customer trends and developments; our ability to penetrate the VoIP and FTTP markets and to expand our business after the recent divestiture of our DSL product lines; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Reversal of Accrued Royalties

Operating expenses for the three months ended March 31, 2008 include an $850,000 benefit from partial reversals of certain royalty accruals. We periodically evaluate any contingent liabilities in connection with asserted or unasserted claims for intellectual property infringement in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and March 31, 2008 reflect the partial reversal of certain royalties that were previously accrued but, based on the applicability of statutory limitations contained in the patent law, could no longer be recovered from us. We currently expect to further reverse such liabilities as the statutory limitations become applicable to future periods. Our current estimates of future reversals of the amounts of these royalties accrued as of March 31, 2008 are set forth above under Item 1, Note 1 to our Condensed Consolidated Financial Statements under the heading, "Restatement of Previously Issued Financial Statements." The actual amounts of reversals in any future period will depend upon factors including the then-applicable law and accounting standards.

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

We have not reported an operating profit for any year since inception and experienced a net income of $1.4 million (primarily as a result of gain on sale of the DSL related assets and reversal of accrued royalties) and a net loss of $5.9 million for the three months ended March 31, 2008 and 2007, respectively. We incurred a net loss of

$17.6 million for the year ended December 31, 2007. We expect to continue to incur operating losses and negative cash flows in the near term.

In the first quarter of 2008, our net revenues were $6.1 million compared with $10.6 million in the first quarter of 2007, a decrease of 42%. Furthermore, in 2007 our net revenues were $39.2 million, compared with $64.6 million in 2006, a decrease of 39%. We experienced a significant revenue decline in the DSL market in 2007 and 2006. We expect that our net revenues in 2008 will be substantially lower than in 2007, due to the sale of our DSL product lines in February 2008. Revenues for the first quarter of 2008 include $522,000 of DSL revenues. Our first quarter 2008 net income was $1.4 million, which was primarily due to the gain on the sale of the DSL related assets, in comparison to the first quarter 2007 net loss of $5.9 million. Our first quarter 2008 net income, excluding the gain on the sale of the DSL related assets of $8.1 million and $850,000 reversal of accrued royalties, partially offset by related restructuring expense of $2.3 million, was a loss of $5.3 million in comparison to the first quarter 2007 net loss of $5.9 million. The change was primarily due to the decrease in operating expenses being greater than the decrease in gross margin between the comparable periods. Our net loss in 2007 was $17.6 million, compared with $10.7 million and $11.3 million in 2006 and 2005, respectively.

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

Gain on Sale of DSL Related Assets: In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving digital subscriber line customers to Ikanos Communications, Inc., a publicly-held provider of silicon and software for interactive broadband, for total cash consideration of $12.1 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.3 million cash after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we will be obligated to pay Ikanos up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, the we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

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

Reversal of Accrued Royalties: Operating expenses include benefits from partial reversals of accrued royalties in the first quarter of 2008. We periodically evaluate any contingent liabilities in connection with any payments to be made for any asserted or unasserted potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and March 31, 2008 reflect the partial reversal of certain royalties that were previously accrued with respect to sales during a past period of time but because of the applicability of statutory limitations contained in the patent law, can no longer be recovered from us. We currently expect to further reverse additional royalty accruals as this statutory limitation becomes applicable to subsequent periods of time.

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

Litigation and Contingencies: From time to time, we receive various inquiries or claims or are involved in litigation in connection with patent and other intellectual property rights as well as breach of contract and other claims. When the liability is probable and estimable, we have accrued estimates of the amounts we expect to pay upon resolution of such matters. Based on the statutory limitations contained in the applicable patent law which limits the period for which any potential damages can be recovered and depending on developments and new information in these matters, these estimates may change and may result in increased accruals, resulting in decreased profit or decreased accruals, resulting in increased profit, respectively.

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

	Three Months Ended
	March 31,
	2008 Restated	2007
Net revenues	100%	100%
Cost of revenues	43	48
Gross profit	57	52
Operating expenses:
Research and development	84	64
Selling, general and administrative	63	47
Gain on divestiture	(132)	-
Restructuring charges	37	-
Reversal of accrued royalties	(14)	-
Total operating expenses	38	111
Operating income (loss)	19	(59)
Interest income and other	5	6
Interest expense and other	1	*
Income (loss) before provision for income taxes	23	(53)
Provision for income taxes	1	3
Net income (loss)	22%	(56)%

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

Reversal of Accrued Royalties. Operating expenses for the three months ended March 31, 2008 include $850,000 benefit from partial reversals of royalty accruals. We periodically evaluate any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and March 31, 2008 reflect the partial reversal of certain royalties that were previously accrued but based on the applicability of statutory limitations contained in the patent law could no longer be recovered from us. We currently expect to further reverse such liabilities as the statutory limitations become applicable to future periods.

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

Operating activities for the three months ended March 31, 2008 used $7.0 million in cash primarily due to our $1.4 million net income and non-cash expenses of $0.3 million for stock-based compensation expense, $0.2 million for depreciation, adjusted for $8.1 million gain on sale of DSL related assets and a reversal of accrued royalties of $0.9 million and cash provided of $0.1 million for net changes in assets and liabilities. The cash provided by net changes in assets and liabilities was primarily due to $1.4 million increase in accrued restructuring, current portion, $0.6 million decrease in prepaid software tools and $0.5 million decrease in accounts receivable partially offset by $0.9 million decrease in accrued compensation and related expenses, $0.8 million decrease in accrued liabilities, $0.3 increase in inventories (net of DSL asset sale), $0.1 million decrease in long-term liabilities, $0.2 million decrease in accounts payable and $0.1 million decrease in long-term restructuring.

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

Our principal source of liquidity as of March 31, 2008 consisted of $39.9 million of unrestricted cash, cash equivalents and short- term investments, which includes $1.3 million that we borrowed under our revolving line of credit, and $1.8 million in restricted cash and $7.5 million available balance from the line of credit. As noted above, our ability to borrow under the line of credit is subject to various conditions. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

10.59(3)	Asset Purchase Agreement dated as of January 15, 2008 between Ikanos Communications, Inc. and the Registrant

10.60	1997 Stock Plan, amended and restated effective March 26, 2008 together with the amended forms of Stock Option Agreement and Stock Unit Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

(3)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 8-K filed with the Commission on January 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant) Dated: June 13, 2008
Linda C. Reddick Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant.

4.2(1)	Bylaws of the Registrant

10.59(3)	Asset Purchase Agreement dated as of January 15, 2008 between Ikanos Communications, Inc. and the Registrant

10.60	1997 Stock Plan, amended and restated effective March 26, 2008 together with the amended forms of Stock Option Agreement and Stock Unit Agreement. PDF as a courtesy

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