Form 10-Q
period 2008-06-30
CENTILLIUM COMMUNICATIONS INC
filed 2008-08-08
CIK 1107194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

      The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 29, 2008 was 41,723,329.

Note: PDF provided as a courtesy

Centillium Communications, Inc.
TABLE OF CONTENTS

Centillium Communications, Atlanta, Colt, Entropia, Mustang, Pharos, Voice Services Platform and the Centillium Logo are trademarks of Centillium Communications, Inc. in the United States and certain other countries. All rights reserved.

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 20,530	$ 32,596
Short-term investments	14,425	4,209
Accounts receivable (net of allowance for doubtful accounts
of $18 at June 30, 2008 and $22 at December 31, 2007)	2,723	3,635
Inventories	1,537	2,802
Prepaid software tools	686	1,430
Other current assets	1,329	1,377
Assets held for sale	-	706
Total current assets	41,230	46,755
Restricted cash	1,800	-
Property and equipment, net	837	1,193
Other assets	660	678
Total assets	$ 44,527	$ 48,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term bank borrowings	$ -	$ 1,500
Accounts payable	4,234	4,765
Accrued compensation and related expenses	2,619	3,869
Accrued restructuring, current portion	668	475
Accrued liabilities and other	10,396	11,333
Total current liabilities	17,917	21,942

Long-term liabilities:
Accrued restructuring, long-term portion	898	891
Other long-term liabilities	726	938
Total long-term liabilities	1,624	1,829
Total liabilities	19,541	23,771

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock; $0.001 par value:
Authorized shares: 100,000,000; Issued and outstanding shares:
41,718,329 at June 30, 2008 and 41,718,601 at
December 31, 2007	42	42
Additional paid-in capital	255,093	254,537
Accumulated deficit	(230,165)	(229,727)
Accumulated other comprehensive gain	16	3
Total stockholders' equity	24,986	24,855
Total liabilities and stockholders' equity	$ 44,527	$ 48,626

_____________
*   Derived from audited financial statements at December 31, 2007

See accompanying notes to unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues	$ 6,316	$ 10,004	$ 12,459	$ 20,556
Cost of revenues (a)	2,680	4,491	5,342	9,549
Gross profit	3,636	5,513	7,117	11,007

Operating expenses:
Research and development (a)	4,076	7,326	9,248	14,071
Selling, general and administrative (a)	3,804	4,836	7,682	9,827
Gain on on sale of DSL related assets	(20)	-	(8,126)	-
(Gain) loss on settlement	(2,009)	2,500	(2,009)	2,500
Restructuring charges	643	308	2,917	308
Reversal of accrued royalties	(990)	-	(1,840)	-
Total operating expenses	5,504	14,970	7,872	26,706
Operating loss	(1,868)	(9,457)	(755)	(15,699)
Interest income and other	274	635	624	1,311
Interest expense and other	124	(18)	180	(30)
Loss before provision for income taxes	(1,718)	(8,804)	(311)	(14,358)
Provision for income taxes	77	68	127	402
Net loss	$ (1,795)	$ (8,872)	$ (438)	$ (14,760)

Basic and diluted net loss per share	$ (0.04)	$ (0.22)	$ (0.01)	$ (0.36)

Shares used to compute basic and diluted
net loss per share	41,698	41,229	41,693	41,189
(a) Includes stock-based compensation as follows:
Cost of revenues	$ 16	$ 9	$ 21	$ 19
Research and development	99	225	209	466
Selling, general and admininstrative	158	261	320	597
	$ 273	$ 495	$ 550	$ 1,082

See accompanying notes to unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES
Net loss	$ (438)	$ (14,760)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	491	918
Stock-based compensation expense	550	1,082
Reversal of accrued royalties	(1,840)	-
Gain on sale of DSL related assets	(8,126)	-
Changes in operating assets and liabilities:
Accounts receivable	912	2,123
Inventories	(637)	1,125
Prepaid software tools	744	-
Other current assets	(9)	301
Other assets	18	(871)
Accounts payable	(627)	(302)
Accrued compensation and related expenses	(1,187)	160
Accrued restructuring, current portion	193	-
Accrued liabilities	(426)	2,910
Accrued restructuring, long-term portion	7	-
Other long-term liabilities	(141)	(21)
Net cash used in operating activities	(10,516)	(7,335)
INVESTING ACTIVITIES
Proceeds from the sale of DSL related assets	12,048	-
Increase in restricted cash	(1,800)	-
Purchases of available-for-sale securities	(13,303)	(24,410)
Sales and maturities of available-for-sale securities	3,100	27,325
Purchases of property and equipment	(101)	(380)
Net cash (used in) provided by investing activities	(56)	2,535
FINANCING ACTIVITIES
Short-term bank borrowings	1,300	-
Repayment of short-term bank borrowings	(2,800)	-
Proceeds from issuance of common stock	6	370
Net cash (used in) provided by financing activities	(1,494)	370

Net decrease in cash and cash equivalents	(12,066)	(4,430)
Cash and cash equivalents at beginning of period	32,596	26,121
Cash and cash equivalents at end of period	$ 20,530	$ 21,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Cash paid for income taxes	$ 171	$ 204
Cash paid for interest	$ 1	$ -

See accompanying notes to unaudited condensed consolidated financial statements.

CENTILLIUM COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business

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

On July 9, 2008, the Company announced that it had entered into an agreement to be acquired by TranSwitch Corporation for total consideration of 25 million shares of TranSwitch common stock and $15 million in cash. The transaction is subject to customary closing conditions, and is described in more detail in Note 16 Subsequent Events, below. The foregoing description of the merger agreement and other references to the merger agreement in this report do not purport to be complete and are qualified in their entirety by reference to the full text of the merger agreement, a copy of which has been filed with the SEC.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of Centillium's consolidated financial position at June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and its consolidated cash flows for the six months ended June 30, 2008 and 2007. Operating results for the six months ended June 30, 2008 include DSL activities through the date of sale in February 2008. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13", or FSP 157-1, and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", or FSP 157-2. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157- 2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 in the first quarter of 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP 157-2, and it did not have an impact on its consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. See Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 of Part I of this quarterly report for information and related disclosures regarding the Company's fair value measurements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurements, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. SFAS 159 became effective for the Company beginning January 1, 2008, although the Company has not chosen to measure eligible assets and liabilities at fair value under the provisions of FAS 159. As such, the adoption of SFAS 159 did not have an impact on the Company's condensed consolidated statements of position, results of operations, or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard "FAS No. 141(R)", "Business Combinations," or SFAS 141R. SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. Among other changes, this statement also required that "negative goodwill" be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51," or SFAS 160. SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in 2009. The Company currently has no noncontrolling interests, but will continue to assess the impact of this standard on its future consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" or SFAS 161, which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

Note 3. Stock-based Compensation

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

Fair Value-The fair value of the Company's stock options granted to employees for the three and six months ended June 30, 2008 and 2007 was estimated using the following weighted-average assumptions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Option Plan Shares
Expected term (in years)	2.7 years	2.5 years	2.7 years	2.5 years
Volatility	56%	66%	56%	66%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	2.91%	4.98%	2.71%	4.94%
Estimated forfeitures	9.30%	7.74%	9.30%	7.74%
Weighted-average fair value	$0.30	$0.89	$0.30	$0.88

ESPP Shares
Expected term (in years)	-	0.5 years	0.5 years	0.5 years
Volatility	-%	69%	50%	69%
Expected dividend	-%	-%	-%	-%
Risk free interest rate	-%	5.10%	3.49%	5.10%
Weighted-average fair value	$0.00	$0.68	$0.40	$0.70

Stock-Based Compensation Expense

Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), " Share-Based Payment ," or SFAS 123(R), the Company recorded $273,000 and $495,000 of stock-based compensation expense in its consolidated statement of operations for the three months ended June 30, 2008 and 2007, and $550,000 and $1.1 million for the six months ended June 30, 2008 and 2007, respectively. The Company utilized the Black−Scholes valuation model for estimating the fair value of the stock-based compensation granted both before and after the adoption of SFAS 123(R).

At June 30, 2008 and 2007, the total compensation expense related to unvested stock-based awards granted to employees under the Company's stock option plans but not yet recognized was approximately $1.7 million and $2.3 million, respectively, net of estimated forfeitures of $571,000 and $360,000, respectively. The stock-based compensation expense related to unvested stock options was approximately $0.8 million at June 30, 2008, which will be amortized on an accelerated basis over a weighted−average remaining period of approximately 1.3 years, and will be adjusted for subsequent changes in estimated forfeitures. The stock-based compensation expense related to restricted stock units not yet recognized was approximately $1.5 million at June 30, 2008, which will be amortized on a straight-line basis over a weighted-average remaining period of approximately 3.2 years, and will be adjusted for subsequent changes in estimated forfeitures. Total intrinsic value of options exercised for the three and six months ended June 30, 2008 was approximately $50 and $3,000, respectively. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 was approximately $600 and $2,700 respectively.

The following is a summary of additional information with respect to the stock option plans as of June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Outstanding at January 1, 2008	8,003,130	$ 4.31
Granted	227,500	$ 0.81
Exercised	(12,668)	$ 0.42
Forfeitures	(1,398,063)	$ 2.74
Outstanding at June 30, 2008	6,819,899	$ 4.52	5.16	$ 3
Vested and expected to vest at
June 30, 2008	6,676,752	$ 4.58	5.08	$ 3
Exercisable at June 30, 2008	5,544,710	$ 5.12	4.36	$ 3

Restricted Stock Units

The Company issues new shares of common stock upon the vesting of restricted stock units. The Company calculates the fair value of each restricted stock unit based upon the fair market value of the Company stock at the date of grant and recognizes the expense straight line over the requisite period. The stock-based compensation expense related to these awards was $172,000 and $273,000 for the three and six months ended June 30, 2008 and 2007, respectively. The stock-based compensation expense related to these awards was $65,000 and $166,000 for the three and six months ended June 30, 2007. Restricted stock unit activity for the six months ended June 30, 2008 is summarized below:

	Restricted Stock Units
	Restricted Stock Units Outstanding	Weighted Average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in thousands
Balance at January 1, 2008	549,063
Awarded	776,400
Forfeitures	(220,351)
Balance at June 30, 2008	1,105,112	1.79	$ 729

Vested and expected to vest at
June 30, 2008	932,988	1.67	$ 616

The weighted-average fair value on the date of the grant for the outstanding restricted stock units as of June 30, 2008 was $1.05.

The aggregate intrinsic value is hypothetically calculated as the difference between the exercise price of the shares which is zero, as the shares are granted without cost to the recipient and the quoted price of the Company's common stock for the 1.1 million outstanding restricted stock units at June 30, 2008.

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

During the three and six months ended June 30, 2008, the shares issued under the Company's ESPP had no aggregate intrinsic value. During the three and six months ended June 30, 2007, the aggregate intrinsic value of the shares issued under the Company's ESPP was $92,340. No stock based compensation expense was recorded under the plan for the six months ended June 30, 2008. In light of the announced transaction with TranSwitch, the Company has suspended the ESPP plan.

Note: 4. Financing Arrangements

Line of Credit

On September 27, 2007, the Company entered into a Loan and Security Agreement with a financial institution. The loan agreement provides commitments for up to $10 million under a revolving line of credit. The line of credit may also be used for letters of credit. As security for the line of credit, the Company granted the financial institution a security interest in all of its assets, except for the shares of certain of its foreign subsidiaries and certain of its intellectual property rights. The loan agreement requires monthly interest payments. Principal payments are not required on the revolving loan until the maturity date, or sooner if an event of default occurs. The maturity date under the loan agreement is September 24, 2008, unless sooner terminated. The interest rate on any outstanding loans is the financial institution's prime rate as then in effect and any adjustments to the interest rate are effective on the effective date of any prime rate changes. The credit agreement also contains certain financial, operating and reporting covenants, including a quarterly "quick ratio" of at least 1.5 to 1.0 and a tangible net worth ratio, and various negative covenants including, among others, prohibitions on certain dispositions, changes in business, indebtedness, encumbrances, dividends or other distributions, and affiliate transactions. Legal expenses associated with the line of credit are expensed as incurred and other fees are amortized over the life of the line of credit. The Company was in compliance with the loan covenants as of June 30, 2008 and a consent from the bank was received for the sale of the DSL related assets in February 2008.

As of June 30, 2008, the Company had drawn down $0.8 million in letters of credit. The Company repaid $1.3 million of borrowings during the three months ended June 30, 2008 and had no outstanding borrowings under the line of credit as of June 30, 2008, resulting in an available, unused line of credit balance of $9.2 million. Further draws and other extensions of credit under the Loan Agreement are subject to specified conditions, including the continued accuracy of the Company's representations (which include, among others, the absence of specified litigation and of a material deterioration in the Company's financial condition, the absence of certain claims and other conditions in respect of the collateral, continued legal compliance, and the continued absence of specified types of investments and equity interests) and the absence of a material adverse change involving the Company since June 30, 2007.

Note 5. Commitments and Contingencies

The Company leases its facilities under operating leases, expiring through February 2011. In conjunction with its lease of facilities in Fremont, California, in March 2004 the Company capitalized $731,000 of lease incentives, which are being amortized over the seven year lease period as a reduction of rent expense. Additionally, the Company is obligated to make future payments of $1.0 million in connection with certain software licensing arrangements.

The Company does not own or operate a fabrication facility, and foundries located in Asia currently supply substantially all of its wafer requirements. The Company's purchase obligations to these foundries are based on non-cancelable purchase orders. As of June 30, 2008, the Company's non-cancelable purchase obligations for wafers and masks, all expected to be delivered within the next six months, were $0.9 million.

Under certain circumstances, Centillium provides intellectual property infringement protection to its customers. Centillium indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally to its customers, in connection with certain patent, copyright or other intellectual property infringement claims by any third parties with respect to its products. This indemnification obligation is generally perpetual but is typically subject to an overall cap on liability. Although these indemnification obligations may give rise to material accruals, to date, Centillium has not incurred significant costs to defend itself or settle claims related to these indemnification obligations. However, in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", or FAS 5, the Company had determined certain of these obligations are both probable and reasonably estimable. Centillium had accrued $4.3 million in connection with certain contingent liabilities as of June 30, 2008 and as of December 31, 2007. The indemnification obligations are included in the Company's royalty accrual.

In addition, Centillium responds to other claims arising in the ordinary course of business. Although the ultimate outcome of such claims is not presently determinable, management believes that the resolution of these matters will not have a material adverse effect on Centillium's results of operations, but could have a material adverse effect on its financial position and cash flows. In July 2008, Aware, Inc. filed a suit against the Company in the United States District Court for the District of Massachusetts alleging, among other things, that the Company breached the terms of the Development and License Agreement between Aware and the Company. The Company intends to defend itself vigorously.

Note 6. Balance Sheet Information

Inventories (in thousands):

	June 30,	December 31,
	2008	2007
Work-in-process	$ 838	$ 1,166
Finished goods	699	1,636
	$ 1,537	$ 2,802

In the three months ended June 30, 2008 and 2007, the Company recorded charges to cost of revenues for the write-down of excess inventory of $99,000 and $329,000, respectively. Additionally, during the three months ended June 30, 2008 the Company's recorded gross margin did not benefit from unexpected sales of previously written-down inventory compared to $260,000 of such sales in the three months ended June 30, 2007. In the six months ended June 30, 2008 and 2007, the Company recorded charges to cost of revenues for the write-down of excess inventory of $141,000 and $329,000, respectively. Additionally, during the six months ended June 30, 2008 the Company's recorded gross margin benefited from unexpected sales of previously written-down inventory of $336,000, compared to $276,000 of such sales in the six months ended June 30, 2007. The Company sold $2.0 million of inventory to Ikanos Communications, Inc., or Ikanos as part of the sale of its DSL product lines in February 2008.

Property and equipment, net (in thousands):

	June 30,	December 31,
	2008	2007
Equipment and software	$ 20,561	$ 20,492
Furniture and fixtures	465	469
Leasehold improvements	1,396	1,388
	22,422	22,349
Accumulated depreciation and amortization	(21,585)	(21,156)
Property and equipment, net	$ 837	$ 1,193

Assets held for sale of $0.7 million as of December 31, 2007 included $6.8 million of costs less $6.1 million of accumulated depreciation for equipment related to the DSL product lines sold to Ikanos in February 2008 and were reported at the lower of the carrying amount or fair value less costs to sell. See Note 11 of notes to consolidated financial statements, below. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company has not accounted for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of the Company's business.

Accrued liabilities and other (in thousands):

	June 30,	December 31,
	2008	2007
Accrued royalties	$ 7,222	$ 9,117
Accrued other liabilities	2,643	1,646
Accrued current tax liabilities	531	570
	$ 10,396	$ 11,333

The Company periodically evaluates any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". The Company's accrued royalties as of June 30, 2008 and December 31, 2007 reflect the reversal of previously accrued royalties that can no longer be recovered from the Company due to statutory limitations contained in the applicable patent law and represents the remaining amounts previously accrued for certain asserted or unasserted claims for patent royalties.

Our current estimates of future reversals of the amounts of these royalties accrued as of June 30, 2008 are:

Reversal
by
Period

Remaining 2008	$ 747
2009	1,029
2010	1,078
2011	2,364
2012	1,401
2013	603
Total	$ 7,222

Warranty reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 83	$ 242	$ 98	$ 242
Product warranty accruals	16	(39)	33	(22)
Adjustments related to pre-existing
warranties including expirations and
changes in estimates	(14)		(23)
Warranty costs incurred	(2)	(11)	(25)	(28)
Balance at end of period	$ 83	$ 192	$ 83	$ 192

Note 7. Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments (in thousands):

	June 30, 2008
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money Market Funds	$ 16,067	$ -	$ 16,067
	16,067	-	16,067
Short-term Investments
Obligations of the U.S. government and affiliated
agencies	12,402	14	12,416
Corporate Bonds	2,007	2	2,009
	14,409	16	14,425
Restricted Cash
Money Market Funds	1,800	-	1,800
	1,800	-	1,800

Total	$ 32,276	$ 16	$ 32,292

	December 31, 2007
		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value
Cash Equivalents
Money market funds	$ 27,883	$ -	$ 27,883
	27,883	-	27,883

Short-term Investments
Obligations of the U.S. government and affiliated
agencies	3,200	-	3,200
Corporate Bonds	1,006	3	1,009
	4,206	3	4,209

Total	$ 32,089	$ 3	$ 32,092

See Note 14 for information and related disclosures regarding the Company's fair value measurements.

Note 8. Provision for Income Taxes

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

The provision for income taxes for the three and six months ended June 30, 2008 and 2007 relates to taxes payable for Centillium's subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to the Company's loss position, a full valuation allowance has been established against its deferred tax assets, consisting primarily of net operating loss carryforwards.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", or FIN 48. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The Company's total unrecognized tax benefit as of the January 1, 2007 adoption date and as of June 30, 2008 was $9.7 million and $11.2 million, respectively.

The tax jurisdiction in India operates under a tax holiday which will expire at the end of March 2009. No changes to the unrecognized tax benefits were recorded in the three and six months ended June 30, 2008.

No changes to deferred tax assets for unrecognized tax benefits were recorded in the three and six months ended June 30, 2008.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company had accrued interest and penalties as of June 30, 2008 and December 31, 2007, of $122,000 and $105,000, respectively.

Note 9. Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. The following table presents the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$ (1,795)	$ (8,872)	$ (438)	$ (14,760)
Basic and diluted weighted average
shares used to compute basic
and diluted net loss per share	41,698	41,229	41,693	41,189

Basis and diluted net loss
per common share	$ (0.04)	$ (0.22)	$ (0.01)	$ (0.36)

Centillium has excluded all outstanding stock options and restricted stock units from the calculation of diluted net loss per share because these securities are anti-dilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options to purchase 6,819,899 and 7,792,935 shares of common stock have been excluded at June 30, 2008 and 2007, respectively. Restricted stock units to purchase 1,105,112 and 498,605 shares of common stock, have been excluded at June 30, 2008 and 2007, respectively.

Note 10. Comprehensive Net Loss

The following table presents the computation of comprehensive net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss as reported	$ (1,795)	$ (8,872)	$ (438)	$ (14,760)
Change in unrealized gain on
available-for-sale investments	(44)	(10)	13	(7)
Total comprehensive loss	$ (1,839)	$ (8,882)	$ (425)	$ (14,767)

Note 11. Gain on Sale of DSL Related Assets

The Company recognized an $8.1 million gain on sale of DSL related assets during the three months ended March 31, 2008. In February 2008, the Company completed the sale of certain fixed and certain intangible assets comprising its DSL product lines to Ikanos, a publicly-held company, for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid the Company net cash proceeds of $10.2 million after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of the Company pursuant to the asset sale agreement, including breaches of its representations and warranties. Additionally, in February 2009, the Company will be obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, the Company incurred approximately $0.8 million in transaction costs. Costs from the sale were reduced by $0.1 million of sabbatical accrual reversal that was associated with the employees transferred to Ikanos. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business. The following is a summary of the gain on the sale of DSL related assets (in thousands):

Six Months
Ended June 30,
Sale of DSL Related Assets	2008

Proceeds from Sale	$ 12,048

Costs:
Inventory	1,998
Fixed assets, net and associated sales tax	712
Transaction costs	846
Retention accrual	500
Release of sabbatical accrual	(134)
Total	3,922

Gain on sale of DSL related assets	$ 8,126

Note 12. Gain (Loss) on Settlement

In December 2005, Accton Technology Corporation, or Accton, filed a suit against Centillium in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The parties settled the dispute on July 12, 2007 for a payment by Centillium of $2.5 million which was expensed in 2007. In May 2008, the Company signed a settlement agreement with insurance companies who agreed to pay $2.4 million to Centillium in connection with the Accton settlement and related legal fees. Net of expenses of approximately $0.4 million, $2.0 million gain on settlement was recorded during the three months ended June 30, 2008.

Note 13. Restructuring

In 2005, the Company recorded $2.2 million in charges for surplus space in its Fremont, California location, which it abandoned. Due to current real estate market conditions, the Company increased the surplus space reserve, to extend the estimated vacant lease period, by $0.8 million during 2007. The Company recorded a $0.4 million charge for additional surplus space in its Fremont, California location, which it abandoned in the three months ended June 30, 2008. The operating lease for this location expires in February 2011. Centillium has no future use for the surplus space as a result of the decrease in personnel in Fremont.

In February 2008, the Company announced a restructuring plan in conjunction with the sale of its DSL product lines, which was intended to further reduce its operating and employee related costs. Restructuring charges of $2.9 million were incurred during the six months ended June 30, 2008 which consisted primarily of $1.6 million of software license termination costs, $0.4 million of surplus space reserve and $0.9 million of employee severance related expenses, net of $0.1 million reversal of sabbatical accrual related to severed employees. Restructuring charges of $0.6 million were incurred during the three months ended June 30, 2008 which consisted of $0.4 million of surplus space reserve and $0.2 million of software license costs.

A summary of the Company's restructuring expenses, accrued surplus space and accrued restructuring expenses is as follows for the six month's ended June 30, 2008 (in thousands):

	Balance			Released	Balance
	December 31,			from Asset	June 30,
	2007	Accrued	Paid	/Liability	2008
Abandonment of surplus space*	$ 1,366	$ 438	$ (248)	$ (55)	$ 1,501
Severance and related expenses	-	938	(932)	-	6
Release of sabbatical accrual	-	(81)	-	81	-
Contract termination expenses**	-	1,622	(1,000)	(563)	59
	$ 1,366	$ 2,917	$ (2,180)	$ (537)	$ 1,566

* Lease payments offset against reserve liability and leasehold asset reserve applied to accumulated depreciation
** $563 Release of prepaid contract expense

Note 14. Fair Value Measurements

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company's adoption of SFAS 157 did not have an impact on our financial position or results of operations. The following table represents the fair value hierarchy for the financial assets (cash equivalents, short-term investments and restricted cash) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3

Cash Equivalents
Money Market Funds	$ 16,067	$ 16,067	$ -	$ -

Short-term Investments
Obligations of the U.S. government and
affiliated agencies	12,416		12,416
Corporate Bonds	2,009		2,009

Restricted Cash
Money Market Funds	1,800	1,800	-	-
	$ 32,292	$ 17,867	$ 14,425	$ -

Note 15. Business Segment Information and Customer Concentration

Centillium operates in one operating segment, broadband communications. Centillium's foreign operations consist primarily of design centers in India and France, and sales and marketing offices in several locations around the world. Geographic sales information is based on the location of the Company's end customer.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Lucent Technologies	30%	12%	27%	10%
Sumitomo Electric Industries	28%	27%	24%	18%
OKI Electric Industry Co., Ltd.	18%	-%	24%	-%
Ericsson**	*	25%	*	30%
NEC	*	19%	*	21%
_______________
* Less than 10%
** Indirect revenues through UR Holding

The following is a summary of net revenues by major geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Japan	$ 2,996	$ 4,677	$ 6,909	$ 8,294
Europe	281	3,175	554	7,409
United States	2,487	1,332	4,394	2,341
China	307	431	328	1,540
Taiwan	-	-	-	257
Other Asia-Pacific	245	389	274	715
	$ 6,316	$ 10,004	$ 12,459	$ 20,556

Long-lived assets by geographical area were as follows (in thousands):

	June 30,	December 31,
	2008	2007
U.S.	$ 759	$ 717
India	574	899
Others	164	255
	$ 1,497	$ 1,871

Note 16. Subsequent Events

On July 9, 2008, the Company announced that it had entered into an Agreement and Plan of Merger, which is referred to in this report as the merger agreement, with TranSwitch Corporation. The merger agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Centillium will ultimately merge with and into a subsidiary of TranSwitch and exist as a wholly owned subsidiary of TranSwitch.

Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the boards of directors of both companies, at the effective time and as a result of the merger, TranSwitch will pay Centillium shareholders and holders of certain Centillium stock options an aggregate of 25 million shares of TranSwitch common stock and $15 million in cash. In the merger agreement, TranSwitch and Centillium have made customary representations, warranties and covenants. Centillium has also agreed to use commercially reasonable efforts to convene and hold a meeting of its stockholders to consider and vote upon the approval of the transaction.

The foregoing description of the merger agreement and other references to the merger agreement in this Form 10-Q do not purport to be complete and are qualified in their entirety by reference to the full text of the merger agreement, a copy of which has been filed with the SEC and the terms of which are incorporated herein by reference.

Consummation of the merger is subject to customary conditions, including (a) approval of the transaction by the stockholders of Centillium, (b) absence of any applicable law prohibiting the merger, (c) subject to certain exceptions, the accuracy of the representations and warranties of each party, (d) performance in all material respects of each party of its obligations under the Merger Agreement and (e) the delivery of customary opinions from counsel to TranSwitch and counsel to Centillium to the effect that the receipt of stock merger consideration by Centillium stockholders will be a tax-free reorganization for federal income tax purposes, subject to the exceptions provided therein.

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

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning the anticipated timing of our pending merger with TranSwitch; the anticipated benefits of the merger; projected net revenues, costs and expenses and gross margin; anticipated cost savings; our anticipated cash flows and future capital resources; our accounting estimates, assumptions and judgments; the impact of accounting rules related to the expensing of stock options on our future reported results; the impact of anticipated market and customer trends and developments; our ability to penetrate the VoIP and FTTP markets and to expand our business after the recent divestiture of our DSL product lines; our ability to control expenses; and the impact of competition and technological change in the telecommunications and networking market. Additional forward-looking statements may be preceded by words that imply a future state such as "expected," "estimated," "planned" or "anticipated" or imply that a particular future event or events will occur such as "will". These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Investors are cautioned that all forward-looking statements involve risks and uncertainties and actual results could be materially different from those expressed in or implied by any forward-looking statement. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Risks and uncertainties that could cause actual results to differ from those expressed or implied by our forward-looking statements include the risk that the pending merger with TranSwitch may not be consummated; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of either or both of the companies; the risk that the two companies will not be integrated successfully and in a timely manner even if the closing occurs as anticipated; the risk that the transaction may involve unexpected costs or unexpected liabilities; and the other risk factors set forth in the section entitled "Risk Factors" under Part II, Item 1A, and similar discussions in our other reports filed with the SEC. Copies of our reports filed with the SEC are available from us without charge and on the SEC's website at www.sec.gov. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in Centillium or to maintain or increase your investment.

Overview

We design, develop and supply highly-integrated programmable system-on-a-chip (SoC) solutions that enable high-speed broadband access, which is the delivery of high capacity bandwidth to consumers and enterprises for networking of data, voice and video signals. Our SoC products incorporate digital and mixed-signal semiconductors and related software. We serve the Voice over Internet Protocol (VoIP) and Fiber-To-The-Premises (FTTP), which is also known as optical networking, markets. Our customers are systems vendors and original equipment manufacturers, or OEMs, that sell optical network equipment, for deployment in central offices and customer premises, and VoIP equipment, for use in carrier-class and enterprise-class gateways and consumer telephony applications. In February 2008, we sold our digital subscriber line, or DSL, product lines in order to focus exclusively on our VoIP and FTTP businesses. Our DSL product lines had previously accounted for a majority of our revenues but had been declining in recent periods. Our DSL products consisted of Asymmetric DSL (ADSL), and a next generation of DSL products, referred to as VDSL2 products. Our DSL customers also consisted of systems vendors and OEMs.

Pending Merger

On July 9, 2008, we entered into an Agreement and Plan of Merger, which we refer to as the merger agreement, with TranSwitch Corporation, a Delaware corporation. The merger agreement provides that, upon the terms and subject to the conditions set forth in the agreement, Centillium will ultimately merge with and into a subsidiary of TranSwitch and exist as a wholly owned subsidiary of TranSwitch.

Subject to the terms and conditions of the merger agreement, which has been unanimously approved by the boards of directors of both companies, at the effective time and as a result of the merger, TranSwitch will pay Centillium shareholders and holders of certain Centillium stock options an aggregate of 25 million shares of TranSwitch common stock and $15 million in cash. In the merger agreement, TranSwitch and Centillium have made customary representations, warranties and covenants. The merger is subject to various closing conditions including the approval of our stockholders. The foregoing is not a complete summary of all of the terms and conditions of the merger agreement; reference is made to the full text of the merger agreement, which is filed as an exhibit to our Current Report on Form 8-K dated July 9, 2008, for more information.

Sale of DSL Related Assets

In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our DSL product lines to Ikanos Communications, Inc., a publicly-held company, for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.2 million after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we may be obligated to pay Ikanos up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business. This sale significantly reduced the size of our business and revenues, and our business model now focuses exclusively on our optical and VoIP products, which have historically generated fewer revenues than our legacy DSL products. In 2007, optical and VoIP net revenues represented 15% and 25%, respectively, of our total net revenues.

Restructuring Plan

In February 2008, we also announced a restructuring plan in conjunction with the sale of our DSL product lines, which was intended to further reduce our operating and employee related costs. Restructuring charges of $2.9 million were incurred during the six months ended June 30, 2008 which consisted primarily of $1.6 million of software license termination costs, $0.4 million of surplus space reserve and $0.9 million of employee severance related expenses. Restructuring charges of $0.6 million were incurred during the three months ended June 30, 2008 which consisted primarily of $0.4 million of surplus space reserve and $0.2 million of software license termination costs. Further execution of our restructuring plan in the third quarter of 2008 will result in additional estimated restructuring charges of $0.9 million related to contract termination costs and severance related expenses.

Reversal of Accrued Royalties

Operating expenses for the three and six months ended June 30, 2008 include $990,000 and $1.8 million benefit, respectively, from partial reversals of certain royalty accruals. We periodically evaluate any contingent liabilities in connection with asserted or unasserted claims for intellectual property infringement in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and June 30, 2008 reflect the partial reversal of certain royalties that were previously accrued. Based on the applicability of statutory limitations contained in the patent law, however, these particular royalties could no longer be recovered from us. We currently expect to further reverse such liabilities as the statutory limitations become applicable to future periods. The actual amounts of reversals in any future period will depend upon factors including the then-applicable law and accounting standards.

Our current estimates of future reversals of the amounts of these royalties accrued as of June 30, 2008 are:

Reversal
by
Period

Remaining 2008	$ 747
2009	1,029
2010	1,078
2011	2,364
2012	1,401
2013	603
Total	$ 7,222

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

We have not reported an operating profit for any year since inception and experienced a net loss of $0.4 million and $14.8 million for the six months ended June 30, 2008 and 2007, respectively. We incurred a net loss of $17.6 million for the year ended December 31, 2007. We expect to continue to incur operating losses and negative cash flows in the near term.

Our revenues were $12.5 million compared with $20.6 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of 39%. Furthermore, in 2007 our net revenues were $39.2 million, compared with $64.6 million in 2006, a decrease of 39%. We experienced a significant revenue decline in the DSL market in 2007 and 2006. We expect that our net revenues in 2008 will be substantially lower than in 2007, due to the sale of our DSL product lines in February 2008. Revenues for the first quarter of 2008 included $522,000 of DSL revenues. Our net loss for the six months ended June 30, 2008 was $0.4 million, which included the gain on the sale of the DSL related assets, in comparison to a net loss of $14.8 million for the six months ended June 30, 2007. Our net loss in 2007 was $17.6 million, compared with $10.7 million and $11.3 million in 2006 and 2005, respectively.

From inception through the sale of our DSL product lines in February 2008, the majority of our net revenues were derived primarily from the sale of our ADSL products to two customers in Japan. These two customers were NEC Corporation, or NEC, and Sumitomo Electric Industries, Ltd., or Sumitomo. The ADSL new subscriber market in Japan shrank dramatically in 2007, 2006 and 2005. Our Japan ADSL revenues declined 55%, 35% and 17% in 2007, 2006 and 2005, respectively. We consummated the sale of our DSL product lines to Ikanos in February 2008 and as a result, we will no longer generate any future revenues from the sale of our DSL products. Revenues for the first quarter of 2008 included $522,000 of DSL revenues.

Our VoIP revenues were $5.9 million and $5.2 million in the six months ended June 30, 2008 and 2007, respectively. Our VoIP revenues were $9.9 million and $10.8 million for the years ended December 31, 2007 and 2006, respectively, and can vary significantly from quarter to quarter. This is largely due to the variable nature of the growth of this market and the related deployments of VoIP equipment by telecommunications service providers. Moreover, sales of our VoIP products are concentrated with a relatively limited number of customers, which may cause our sales to vary widely depending on changes even in a single customer's deployment schedule and testing requirements. We expect our net revenues from VoIP in the third quarter of 2008 to decline slightly, compared to the second quarter of 2008.

Our FTTP revenues were $6.1 million and $649,000 in the six months ended June 30, 2008 and 2007, respectively, and $5.9 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. We have been heavily engaged in the development of a gigabit Ethernet passive optical networking, or GEPON, solution for the FTTP market. We introduced our newest generation of GEPON chips, called ME300, in 2007. We also entered into an agreement with a third party in May 2007 that gives us exclusive rights to an EPON chip that they developed. This EPON chip was an improvement on a previous solution of this third party that had already been tested by service providers in Japan. It was designed specifically to meet the requirements of the targeted service providers. Obtaining these exclusive rights to this chip allows us to improve our chances of success by providing us with additional technology to penetrate our primary target market, Japan. We refer to this EPON chip as the ME250.

After discussions with a major customer, we decided to move forward with the ME250 for this customer as the principal telecommunications service provider in Japan has already accepted this customer's internal ME250 test results and has begun its own validation of this customer's FTTP system with that chip. We also signed a strategic agreement with this customer for the delivery of the ME250 EPON chips. This customer's FTTP system with the ME250 has been validated by the principal telecommunications service provider but we must obtain the anticipated market share of that service provider's business for us to grow our FTTP revenues from this product in 2008 and beyond. There can be no assurance that this service provider will purchase our customer's FTTP systems with the ME250 in the anticipated quantities or that the remainder of these orders will not be canceled, or the anticipated delivery delayed.

Our other FTTP product, the ME300, is also currently being validated internally by another customer. If the ME300 is validated, we anticipate that it will be the platform that we will generally market going forward with other customers, due to its more aggressive integration and ease of roadmap migration. There can be no assurance that the ME300 will be validated or selected by any customer and even if it is, that it will meet our customers' requirements or that our customers will purchase this product and generate any revenues from it. Moreover, even if all this occurs, there can be no assurance that any of our customers' FTTP systems with the ME300 will be validated by the principal telecommunications service provider and even if it is, that this service provider will purchase any customer's FTTP systems with the ME300 in the anticipated quantities, if at all.

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

Our planned actions for 2008 and beyond are based on certain assumptions concerning the timing and progress of our pending merger with TranSwitch, the adoption of broadband technologies, the successful qualification and deployment of our FTTP products in Japan, the extent of demand for our VoIP products and the cost and expense structure of our business. These assumptions could prove to be inaccurate. If economic or market conditions deteriorate to an unexpected degree, if our products and technologies are not accepted and deployed to the extent we currently assume, if the pending TranSwitch merger does not occur as currently assumed or causes unexpected disruption or expense until it is consummated, or if our planned actions are not successful in achieving our goals, there could be additional adverse impact on our revenues, profitability, financial position and cash flows. In that case, we might need to modify our strategic focus or take other corrective actions.

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

Our operating results have been and will continue to be materially affected by additional stock-based compensation expense. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), which we adopted effective January 1, 2006, we must reflect the fair value of stock options and other stock-based awards as an expense in our financial statements. We anticipate that these stock-based compensation charges will continue to be material to our future operating results. As of June 30, 2008 and 2007, the total unrecognized compensation expense related to unvested stock-based awards, as determined by SFAS 123(R), using the assumptions we had in effect as of that date, was approximately $1.8 million and $2.3 million, net of estimated forfeitures of $571,000 and $360,000, respectively. That total expense is expected to be recognized over an estimated weighted average period of 1.2 years for unvested stock-based awards to 3.1 years for restricted stock units.

Net Revenues. VoIP and FTTP revenues accounted for 96% of our net revenues and DSL accounted for 4% for the six months ended June 30, 2008. We no longer generate any revenues from the sale of DSL products. Our DSL revenues accounted for 4%, 60%, 77% and 79% of our net revenues for the six months ended June 30, 2008 and for the years ended December 31, 2007, 2006 and 2005, respectively.

For the six months ended June 30, 2008, OKI Electric Industry Co., Ltd. (OKI) accounted for 24% of our net revenues. For the six months ended June 30, 2008 and for the years ended December 31, 2007, 2006, and 2005, Lucent Technologies accounted for 27%, 15%, 12% and 13% of net revenues, and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 24%, 26%, 26% and 35% of net revenue, respectively. For the years ended December 31, 2007, 2006, and 2005 NEC Corporation (NEC) accounted for 15%, 23% and 26% of net revenue, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

Gain on Sale of DSL Related Assets: In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving DSL customers to Ikanos Communications, Inc., a publicly-held company, for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.2 million after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we may be obligated to pay Ikanos up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

Gain/(Loss) on Settlement: In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. We settled the dispute on July 12, 2007 for a payment by Centillium of $2.5 million which was expensed in 2007.

In May 2008, we signed a settlement agreement with insurance companies who agreed to pay $2.4 million to us in connection with the Accton settlement and related legal fees. Net of expenses of approximately $0.4 million, $2.0 million gain on settlement was recorded during the three months ended June 30, 2008.

Restructuring Charges: In February 2008, we announced a restructuring plan to reduce operating and employee related costs. Restructuring charges of $2.9 million were incurred during the six months ended June 30, 2008, which consisted primarily of $1.6 million of software license termination costs, $0.4 million of surplus space reserve and $0.9 million of employee severance related expenses. Restructuring charges of $0.6 million were incurred during the three months ended June 30, 2008 which consisted primarily of $0.4 million of surplus space reserve and $0.2 million of software license termination costs. Further execution of our restructuring plan in the third quarter of 2008 will result in an additional restructuring charge, which we estimate will be approximately $0.9 million. In 2005, we recorded restructuring charges for surplus space in our Fremont, California location, which we abandoned. Due to current real estate market conditions, we increased the surplus space reserve in 2007, to extend the estimated vacant lease period through February 2011.

Reversal of Accrued Royalties: Operating expenses include benefits from partial reversals of accrued royalties in the first six months of 2008. We periodically evaluate any contingent liabilities in connection with any payments to be made for any asserted or unasserted potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and June 30, 2008 reflect the partial reversal of certain royalties that were previously accrued with respect to sales during a past period of time. However, because of the applicability of statutory limitations contained in the patent law, these particular royalties can no longer be recovered from us. We currently expect to further reverse additional royalty accruals as this statutory limitation becomes applicable to subsequent periods of time.

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

Inventories: Inventories are stated at the lower of standard cost, which approximates actual cost, or net realizable value. Cost is based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand and those we are committed to purchase, with consideration given to deterioration, obsolescence, and other factors. Currently, we use a nine- month rolling forecast based on the type of products, anticipated product orders, product order history, forecasts and backlog. We compare our current or committed inventory levels to these forecasts on a regular basis and any adverse changes to our future product demand may result in increased write-downs, resulting in decreased gross profit. In the event we experience unanticipated demand and are able to sell previously written down inventories, gross profit will increase.

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

The following table sets forth, for the periods presented, certain data from our unaudited condensed consolidated statements of operations expressed as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%
Cost of revenues	42	45	43	46
Gross profit	58	55	57	54
Operating expenses:
Research and development	65	73	74	69
Selling, general and administrative	60	49	62	48
Gain on sale of DSL related assets	*	-	(65)	-
Gain/loss on settlement	(32)	25	(16)	12
Restructuring charges	10	3	23	1
Reversal of accrued royalties	(16)	-	(15)	-
Total operating expenses	87	150	63	130
Operating loss	(29)	(95)	(6)	(76)
Interest income and other	4	7	5	5
Interest expense and other	2	*	2	(2)
Income (loss) before provision
for income taxes	(27)	(88)	(3)	(69)
Provision for income taxes	(1)	(1)	(1)	(3)
Net loss	(28) %	(89) %	(4) %	(72) %

_________________________
* Less than 1%

Net Revenues. The following tables present net revenues, cost of revenues and gross profit for the three and six months ended June 30, 2008 and 2007 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 6,316	100%	$ 10,004	100%	$ (3,688)	-37%
Cost of revenues	2,680	42%	4,491	45%	(1,811)	-40%
Gross Profit	$ 3,636	58%	$ 5,513	55%	$ (1,877)	-34%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		% of Net		% of Net	Increase/	%
	Amount	Revenues	Amount	Revenues	(Decrease)	Change
Net revenues	$ 12,459	100%	$ 20,556	100%	$ (8,097)	-39%
Cost of revenues	5,342	43%	9,549	46%	(4,207)	-44%
Gross Profit	$ 7,117	57%	$ 11,007	54%	$ (3,890)	-35%

During 2007 and 2006, our revenues were generated principally from sales of our DSL, VoIP and FTTP products. As noted above, we sold our DSL product lines in February 2008. Our revenues are derived from sales of our VoIP and FTTP products. The following tables present net revenues from each of our major product lines for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 (in thousands except for percentages):

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ -	-%	$ 6,722	67%	$ (6,722)	-100%
VoIP	3,459	55%	2,885	29%	574	20%
FTTP	2,857	45%	397	4%	2,460	620%
Net revenues	$ 6,316	100%	$ 10,004	100%	$ (3,688)	-37%

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		% of Net		% of Net	Increase/	%
Products	Amount	Revenues	Amount	Revenues	(Decrease)	Change
DSL	$ 522	4%	$ 14,722	72%	$ (14,200)	-96%
VoIP	5,853	47%	5,185	25%	668	13%
FTTP	6,084	49%	649	3%	5,435	837%
Net revenues	$ 12,459	100%	$ 20,556	100%	$ (8,097)	-39%

Net revenues for the three months ended June 30, 2008 were $6.3 million, compared with $10.0 million for the three months ended June 30, 2007, a decrease of $3.7 million or 37%. Revenues from our DSL products accounted for zero of net revenues in the three months ended June 30, 2008, as compared to $6.7 million, or 67%, of net revenues in the three months ended June 30, 2007. The decline in DSL revenues was due to the sale of our DSL product lines in February 2008. Net revenues for the six months ended June 30, 2008 were $12.5 million, compared with $20.6 million for the six months ended June 30, 2007, a decrease of $8.1 million or 39%. Revenues from our DSL products accounted for $522,000 of net revenues in the six months ended June 30, 2008, as compared to $14.7 million, or 72%, of net revenues in the six months ended June 30, 2007. The decline in DSL revenues was due to the sale of our DSL product lines in February 2008.

Revenues from VoIP products accounted for $3.5 million of net revenues in the three months ended June 30, 2008, as compared to $2.9 million of net revenues for the three months ended June 30, 2007, or 55% and 29% of net revenues, respectively. Revenues from VoIP products accounted for $5.9 million of net revenues in the six months ended June 30, 2008, as compared to $5.2 million of net revenues for the six months ended June 30, 2007, or 47% and 25% of net revenues, respectively. Our VoIP revenues vary significantly from quarter to quarter as they are currently derived from only a few customers which have varying deployment schedules and testing requirements. We expect that our VoIP revenues will slightly decline in the third quarter of 2008, compared to the second quarter of 2008.

Revenues from our FTTP products accounted for $2.9 million of net revenues in the three months ended June 30, 2008, as compared to $397,000 of net revenues for the three months ended June 30, 2007, or 45% and 4% of net revenues, respectively. Revenues from our FTTP products accounted for $6.1 million of net revenues in the six months ended June 30, 2008, as compared to $649,000 of net revenues for the six months ended June 30, 2007, or 49% and 3% of net revenues, respectively. Shipments for the ME250 chip resulted in revenues of $3.0 million in the six months ended June 30, 2008. Shipments for the ME250 chip began in Q307, which resulted in revenues of $3.1 million in the last four months of 2007. Growth in FTTP revenues, if any, is highly dependent on the successful execution of our longer term FTTP strategy, including the continued purchase of significant quantities of the ME250 chip by our customer, as well as having our ME300 chip successfully validated by the principal telecommunications service provider and another Japan customer achieving the expected market share with our ME300 chip.

Revenues from Japan, which are currently attributable to our FTTP products and historically were largely attributable to our DSL products, were $3.0 million and $6.9 million for the three and six months ended June 30, 2008, respectively, as compared to $4.7 million and $8.3 million for the three and six months ended June 30, 2007, respectively. We anticipate revenues from Japan to remain significant for the foreseeable future.

The following customers accounted for more than 10% of net revenues in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Lucent Technologies	30%	12%	27%	10%
Sumitomo Electric Industries	28%	27%	24%	18%
OKI Electric Industry Co., Ltd.	18%	-%	24%	-%
Ericsson**	*	25%	*	30%
NEC	*	19%	*	21%
_______________
* Less than 10%
** Indirect revenues through UR Holding

Gross Profit. Gross profit represents net revenues less the cost of revenues. Gross profit decreased to $3.6 million for the three months ended June 30, 2008 as compared to $5.5 million for the three months ended June 30, 2007. Gross profit decreased to $7.1 million in the six months ended June 30, 2008 as compared to $11.0 million in the six months ended June 30, 2007. The $1.9 million and $3.9 million decrease in gross profit for the three months and six months ended June 30, 2008 was primarily attributable to lower revenue from our DSL business, which was sold in February 2008. Our gross profit benefited from a lower write-down of excess inventory of $141,000 in the six months ended June 30, 2008, compared to a $329,000 write-down in the comparable period in 2007, but this was more than offset by our lower revenues. Additionally, $336,000 of our gross profit, 2.7% of our gross margin, in the six months ended June 30, 2008 resulted from the unexpected sale of previously written down inventory. The gross margin was 58% and 57% for the three and six month periods ended June 30, 2008, respectively, as compared to 55% and 54% in the respective periods of 2007. Our future gross profit margins may be further affected by pricing pressures from our customers and competitors, fluctuations in unit volume, fluctuation in silicon wafer costs, changes in the costs charged by our assembly and test subcontractors, changes in product mix and write down of or benefit from unexpected sales of excess or obsolete inventory, among other factors.

Research and Development Expenses. Research and development expenses decreased by 44% to $4.1 million for the three months ended June 30, 2008, from $7.3 million for the three months ended June 30, 2007. The $3.2 million decrease resulted primarily from $1.6 million decrease in compensation and related expenses, $0.6 million decrease in engineering design tool expense, $0.4 million decrease of evaluation and testing of pre-production parts, $0.2 million in decreased depreciation expense, $0.1 million decrease due to increased allocations to manufacturing efforts, $0.1 million decrease in new product development expenses, $0.1 million decrease in travel and $0.1 million in lower stock-based compensation expense. The decrease in compensation and related expenses was primarily attributable to the divestiture of our DSL business and our restructuring plan. We reduced the number of research and development employees from 181 at December 31, 2007 to 99 at June 30, 2008.

Research and development expenses decreased by 34% to $9.3 million for the six months ended June 30, 2008, from $14.1 million for the six months ended June 30, 2007. The $4.8 million decrease resulted primarily from $2.4 million decrease in compensation and related expenses, $0.6 million decrease in engineering design tool expense, $0.8 million decrease of evaluation and testing of pre- production parts, $0.4 million in decreased depreciation expense, $0.1 million decrease due to increased allocations to manufacturing efforts, $0.2 million decrease in new product development expenses $0.3 million in lower stock-based compensation expense and $0.2 million decrease in travel, partially offset by $0.2 million increase in consulting. The decreased compensation and related expenses was primarily attributable to the divestiture of our DSL business and our restructuring plan.

We expect research and development expenses to increase in the third quarter of 2008 as compared to the second quarter of 2008, as we anticipate a significant increase in tapeout expense, engineering evaluation board and preproduction expenses related to our Atlanta product line.

We have been committed to significant research and development efforts to extend our technology in the broadband communications markets in which we operate. We held 14 U.S. patents and 1 foreign patent as of June 30, 2008, and we maintain an active program of filing for additional U.S. and foreign patents in the broadband communications field.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 21% to $3.8 million for the three months ended June 30, 2008 as compared to $4.8 million for the three months ended June 30, 2007. The $1.0 million decrease was primarily due to $0.5 million in decreased employee compensation and related expenses, $0.1 million in decreased auditing and business insurance fees, $0.1 million in decreased legal expenses, $0.1 million decreased travel, $0.1 million in lower stock-based compensation expense, and $0.1 million decrease in consulting. The decreased compensation and related expenses was primarily attributable to the sale of our DSL related assets and our restructuring plan. We reduced the number of selling, general and administrative employees from 57 at December 31, 2007 to 41 at June 30, 2008. We expect that selling, general and administrative expenses in the third quarter of 2008 will decline compared to the second quarter of 2008 primarily due to decreased legal expenses.

Selling, general and administrative expenses decreased by 22% to $7.7 million for the six months ended June 30, 2008 as compared to $9.8 million for the six months ended June 30, 2007. The $2.1 million decrease was primarily due to $0.7 million in decreased employee compensation and related expenses, $0.5 million in lower legal expense, $0.3 million in lower stock-based compensation expense, $0.2 million decrease in consulting expense and $0.1 million in lower expenses for each of the areas of travel expense, training, software contract maintenance expense and facilities expense.

Our overall selling, general and administrative expenses may increase further in the future, and there can be no assurance that we will develop and sustain a cost structure that will lead to profitability under the current and expected revenue levels.

Gain on Sale of DSL Related Assets. In February 2008, we completed the sale of certain fixed and certain intangible assets comprising our product lines serving DSL customers to Ikanos Communications, Inc., a publicly-held company, for total cash consideration of $12.0 million. Upon closing of the transaction, Ikanos paid us net cash proceeds of $10.2 million after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations of ours pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we may be obligated to pay up to $0.5 million for certain contingency payments that were stipulated in the asset sale agreement. In addition, we incurred approximately $0.8 million in transaction costs. We recorded a gain on this sale of DSL related assets of $8.1 million in the first quarter of 2008. In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we did not account for this transaction as a discontinued operation because the operations and cash flows of these assets could not be clearly distinguished, operationally or for financial reporting purposes, from the rest of our business.

Gain/(Loss) on Settlement. In December 2005, Accton Technology Corporation, or Accton, filed a suit against us in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. We settled the dispute on July 12, 2007 for a payment by Centillium of $2.5 million which was expensed in 2007.

In May 2008, we signed a settlement agreement with insurance companies who agreed to pay $2.4 million to us in connection with the Accton settlement and related legal fees. Net of expenses of approximately $0.4 million, $2.0 million gain on settlement was recorded during the three months ended June 30. 2008.

Restructuring Charges. In February 2008, we announced a restructuring plan to reduce operating and employee related costs. Restructuring charges of $2.9 million were incurred during the six months ended June 30, 2008, which consisted primarily of $1.6 million of software license termination costs, $0.4 million of surplus space reserve and $0.9 million of employee severance related expenses. Restructuring charges of $0.6 million were incurred during the three months ended June 30, 2008 which consisted primarily of $0.4 million of surplus space reserve and $0.2 of million software license costs. Further execution of our restructuring plan in the third quarter of 2008 will result in an additional restructuring charge, which we estimate will be approximately $0.9 million. In 2005, we recorded restructuring charges for surplus space in our Fremont, California location, which we abandoned. Due to current real estate market conditions, we increased the surplus space reserve in 2007, to extend the estimated vacant lease period through February 2011.

Reversal of Accrued Royalties. Operating expenses for the three and six months ended June 30, 2008 include $990,000 and $850,000, respectively, benefit from partial reversals of royalty accruals. We periodically evaluate any contingent liabilities in connection with any payments to be made for any potential intellectual property infringement asserted or unasserted claims in accordance with FAS 5, "Accounting for Contingencies". Our accrued royalties as of December 31, 2007 and June 30, 2008 reflect the partial reversal of certain royalties that were previously accrued but based on the applicability of statutory limitations contained in the patent law could no longer be recovered from us. We currently expect to further reverse such liabilities as the statutory limitations become applicable to future periods.

Interest and Other Income. Interest and other income, net, was $274,000 for the three months ended June 30, 2008 as compared to $635,000 for the three months ended June 30, 2007, and was $624,000 and $1.3 million for the three and six months ended June 30, 2008 and 2007, respectively. A decrease in cash available for investment and lower available interest rates resulted in lower interest income for the three and months ended June 30, 2008 as compared to the comparable periods ended June 30, 2007.

Interest and Other Expense. Interest and other expense was $124,000 for the three months ended June 30, 2008 as compared to a gain of $18,000 for the three months ended June 30, 2007. Interest and other expense was $180,000 for the six months ended June 30, 2008 as compared to a gain of $30,000 for the six months ended June 30, 2007. The increase in the expense was primarily attributable to foreign currency exchange due to the weakening U.S. dollar.

Provision for Income Taxes. Income tax expense was $77,000 and $127,000 for the three and six months ended

June 30, 2008, respectively, as compared to $68,000 and $402,000 for the three and six months ended June 30, 2007. The provisions for income taxes relate to current taxes payable for income generated by Centillium subsidiaries located in foreign jurisdictions. Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently available for tax benefit. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

The decrease in the provision was mainly due to $300,000 recorded in the three months ended March 31, 2007 as an income tax expense for uncertain tax positions as an adjustment due to the adoption of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109," or FIN 48. See Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements under Item 1 of Part I of this quarterly report for information on the adoption of FIN 48." Income tax expense differs from the expected benefit that was derived by applying the applicable U.S. federal statutory rate to the loss from operations primarily due to losses that are not currently benefited. Due to our loss position, a full valuation allowance has been established against our deferred tax assets, consisting primarily of net operating loss carry-forwards.

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

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51," or FAS 160. FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in 2009. The Company currently has no noncontrolling interests, but will continue to assess the impact of this standard on our future consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact that the adoption of SFAS 161 will have on its financial statement disclosures.

Liquidity and Capital Resources

Our future capital requirements depend on many factors, some of which are outside of our control. We expect our cash used in operations to decrease in 2008 as compared to 2007 due to the sale of the DSL product lines in February 2008, the settlement receipt of a net $2.0 million related to the Accton claim and our restructuring activities. In February 2008, we received $10.2 million in cash consideration from the sale of the DSL product lines after placing $1.8 million (or 15%) of the aggregate purchase price in an escrow for one year as security for certain indemnification obligations pursuant to the asset sale agreement, including breaches of our representations and warranties. Additionally, in February 2009 we may be obligated to pay Ikanos up to $0.5 million depending on contingencies specified in the agreement. In addition, we incurred approximately $0.8 million in transaction costs. Although we have been incurring increased legal, accounting and other administrative fees and costs in connection with our pending merger with TranSwitch, we believe that existing cash and investment securities and anticipated cash flows from operations will be sufficient to support our current operating plan for the next twelve months. However, these cash flow and operating results expectations are subject to numerous assumptions, many of which may not actually occur. If some or all of such assumptions do not occur, our results may be substantially lower or different than expected, and our cash resources could be reduced faster than currently anticipated. Such assumptions include, without limitation, assumptions about the timing and progress of the TranSwitch merger, that our cost reduction efforts will be successful, that product introductions will occur on a timely basis and achieve market acceptance, that customer testing and service provider deployments occur as anticipated, that our customer base will grow, that we do not experience an adverse result in existing litigation or new legal or regulatory proceedings, and that our industry's competitive landscape will not change adversely. For more information about the risks relating to our business, please read carefully the section of this report entitled "Risk Factors".

We expect to devote capital resources to continue our research and development efforts, to support our sales and marketing, and to fund general corporate activities. Depending on the needs of our business and if permitted under the terms of our merger agreement with TranSwitch, we may also consider making strategic investments in complementary products or technologies, which could require further cash expenditures. We expensed a $2.5 million loss in full settlement relating to the Accton matter in 2007. In May 2008, we signed a settlement agreement with insurance companies who agreed to pay $2.0 million to us in connection with the Accton settlement and related legal fees. Depending on the amount and timing of any future legal proceedings against us, our cash flows could be materially adversely affected in one or more future periods, and our financial condition could be severely impaired.

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

As of June 30, 2008, we had drawn down $0.8 million in letters of credit and had not drawn down under the line of credit, resulting in an available, unused line of credit balance of $9.2 million. Further draws and other extensions of credit under this loan agreement are subject to various conditions. The agreement includes affirmative and negative covenants, including compliance with a "quick ratio" test and specified levels of tangible net worth, and restrictions on various actions including the incurrence of further indebtedness, acquisitions, divestitures, mergers, changes in business, dividends and other distributions to stockholders, and investments. We were in compliance with the loan covenants as of June 30, 2008.

At June 30, 2008, we had $36.8 million in cash, cash equivalents, short-term investments and restricted cash, which includes $1.8 million of restricted cash, compared to $36.8 million in cash, cash equivalents and short-term investments at December 31, 2007, which included $1.5 million in cash borrowed under our line of credit. The restricted cash will be held in escrow for one year (until February 2009) as security for certain of our indemnification obligations pursuant to the asset sale agreement with Ikanos, including breaches of our representations and warranties.

Operating activities for the six months ended June 30, 2008 used $10.5 million in cash primarily due to our $0.4 million net loss and non-cash expenses of $0.5 million for stock-based compensation expense and $0.5 million for depreciation adjusted for $8.1 million gain on sale of DSL related assets, $1.8 million of reversal of accrued royalties and cash used of $1.2 million for net changes in assets and liabilities. The cash used by net changes in assets and liabilities was primarily due to $0.2 million increase in accrued restructuring, current portion, $0.7 million decrease in prepaid software tools and $0.9 million decrease in accounts receivable partially offset by $1.2 million decrease in accrued compensation and related expenses, $0.4 million decrease in accrued liabilities, $0.6 million increase in inventories (net of DSL asset sale), $0.2 million decrease in long-term liabilities and $0.6 million decrease in accounts payable.

The $1.2 million decrease in accrued compensation and related expenses corresponds to our decreased headcount after our restructuring efforts and transfer of employees to Ikanos with the sale of the DSL product lines. The $0.4 million decrease in accrued liabilities is due to activity related to the Ikanos sale. The decrease in other long-term liabilities, exclusive of the current year restructuring charges, resulted from amortization of the prior years' restructuring charges related to surplus space, lease incentives and deferred rent. Accounts payable decreased due to decreased business activity levels. The $0.2 million increase in current accrued restructuring is comprised of severance related costs to be paid in the third quarter 2008. The $0.7 million decrease in prepaid software tools is a result of write-off of $0.2 million due to our restructuring efforts and also due to timing of contract payments. The accounts receivable decrease of $0.9 million resulted from increased collections in the quarter ended June 30, 2008.

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2008. Net cash used by investing activities was a result of $10.2 million purchases of available-for-sale securities and the purchase of $0.1 million of property and equipment, partially offset by $12.0 million of proceeds from the divestiture of the DSL related assets, reduced by a $1.8 million increase in restricted cash held in escrow pursuant to the terms of the DSL transaction.

Net cash used by financing activities was $1.5 million for the six months ended June 30, 2008, which consisted of $1.5 million of bank loan payments under the $10.0 million line of credit.

Our principal source of liquidity as of June 30, 2008 consisted of $36.8 million of unrestricted cash, cash equivalents and short-term investments, which includes $1.8 million in restricted cash and $9.2 million available balance from the line of credit. As noted above, our ability to borrow under the line of credit is subject to various conditions. We believe our cash, cash equivalents and investment securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Significant contractual obligations and commercial commitments are shown in the table below (in thousands):

	Payments Due by Period
		Less than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Operating leases - facilities	$ 1,618	$ 769	$ 849	$ -	$ -
Operating leases - software	1,003	1,003		-	-
Purchase obligations	871	871	-	-	-
Contingency obligation	500	500	-	-	-
Total	$ 3,992	$ 3,143	$ 849	$ -	$ -

Off-Balance Sheet Arrangements

As of June 30 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non- government debt securities, with maturities of less than eighteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2008, all of our investments were in money market funds, certificate of deposits, and government and non-government debt securities. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $84,000 in the fair value of our available-for-sale securities as of June 30, 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2005, Accton Technology Corporation, or Accton, filed a suit against the Company in the California Superior Court for the County of Alameda alleging a variety of claims, including breach of contract, breach of express warranty, and fraud and concealment in connection with certain products Accton purchased in 2002 and 2003. The complaint sought monetary damages against the Company. We disputed each of these claims. The parties settled and expensed the dispute on July 12, 2007 for $2.5 million. In May 2008, we signed a settlement agreement with insurance companies who agreed to pay $2.4 million to us in connection with the Accton settlement and related legal fees. Net of expenses of approximately $0.4 million, a $2.0 million gain on settlement was recorded during the three months ended June 30, 2008.

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

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. In addition, if our pending merger with TranSwitch is completed, the combined company will face additional risks. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed.

Risks Related to our Pending Merger with TranSwitch

Failure to complete the mergers could negatively affect our stock price and our future business and operations.

If the mergers are not completed for any reason, we may be subject to a number of material risks, including the following:

  we may be required under certain circumstances to pay TranSwitch a termination fee of $1.23 million;

  the price of our common stock may decline; and

  costs related to the mergers, such as financial advisory, legal, accounting and printing fees, must be paid even if the mergers are not completed.

Failure to complete our merger with TranSwitch will subject us to financial risks and could cause our stock price to decline.

If our merger with TranSwitch is not completed for any reason, we will be subject to a number of material risks, including:

  under the merger agreement, we could be required to pay TranSwitch a termination fee of $1.23 million if either party terminates the merger agreement where our board of directors has withdrawn, qualified, amended or modified its recommendation of the merger adversely to TranSwitch or if we enter into certain other acquisition transactions;

  our stock price may decline for various reasons, including whether the merger was terminated due to factors adversely affecting us, to the extent that our shares are trading at a higher level than they might have been in the absence of the merger, and the potential for substantial sales of our stock by short-term investors after any termination of the merger agreement;

  Customers, suppliers and others may believe that we cannot compete effectively in the marketplace without the merger;

  Costs related to the merger, such as legal, accounting and a portion of our investment banking fees, must be paid even if the merger is not completed, and could be substantial;

  The benefits that we expect to realize from the merger would not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement;

  The diversion of management attention and the possible disruption of our relationships with employees, customers and other business partners between the signing of the merger agreement and its termination, may make it difficult for our company to regain its financial and market position if the merger does not occur; and

  If the merger agreement is terminated, we may be unable to find another business willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals.

The combined company may not realize the benefits that we currently anticipate from the combination with TranSwitch.

Although we and TranSwitch intend that the combined company will benefit from synergies and other benefits as a result of the merger, those benefits may not be realized or may be delayed. The success of the transaction will depend on, among other things, TranSwitch's ability to realize anticipated cost savings and to combine the businesses of TranSwitch and Centillium in a manner that does not materially disrupt our existing customer relationships nor otherwise result in decreased revenues and that allows TranSwitch to capitalize on our growth opportunities. If TranSwitch is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

TranSwitch and Centillium have operated and, until the completion of the mergers, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of TranSwitch's or our ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect TranSwitch's ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the mergers. For instance, TranSwitch's employee compensation policies may differ from ours. To realize the benefits of the mergers, TranSwitch must retain our key employees.

The accomplishment of these post-merger objectives will involve considerable risk, including:

  the potential disruption of each company's ongoing business and distraction of their respective management teams the difficulty of incorporating acquired technology and rights into TranSwitch's products and services;

  unanticipated expenses related to technology integration; and

  potential unknown liabilities associated with the mergers.

If TranSwitch does not succeed in addressing these challenges or any other problems encountered in connection with the mergers, its operating results and financial condition could be adversely affected.

Uncertainty regarding the merger may cause customers and suppliers to delay or defer decisions or otherwise cause adverse developments with our business partners.

The mergers will happen only if stated conditions are met, including approval by our stockholders and the absence of any material adverse effect in the business of Centillium or TranSwitch. Many of the conditions are outside our control, and both parties also have stated rights to terminate the merger agreement. Accordingly, the completion of the mergers is not guaranteed. This uncertainty may cause customers and suppliers to delay or defer decisions, which could negatively affect their respective businesses. Customers and suppliers may also seek to change existing agreements with us as a result of the mergers. Similarly, uncertainty regarding the completion of the mergers may cause other business partners to defer decisions or seek to change agreements with us, which could negatively affect our business. This could have a material adverse effect on us, regardless of whether the merger is ultimately completed. Moreover, diversion of management focus and resources from the day-to-day operation of our business to matters relating to the transaction could have a material adverse effect on our business.

Failure to retain key employees could diminish the anticipated benefits of the mergers.

The success of the mergers will depend in part on the retention of personnel critical to the business and operations of the combined company due to, for example, their technical skills or management expertise. Employees may experience uncertainty about their future role with Centillium and TranSwitch until strategies with regard to these employees are announced or executed. This uncertainty may cause us to lose employees and may make it more difficult to attract new employees as necessary to operate our business before the closing of the transaction. If we are unable to retain and attract key personnel, we would face operational disruptions, loss of customers, loss of key expertise or know-how, and unanticipated additional recruitment and training costs.

The mergers may go forward in certain circumstances even if TranSwitch or Centillium suffers a material adverse effect.

In general, either we or TranSwitch can refuse to complete the mergers if a material adverse effect occurs with regard to the other party before the closing. However, neither party may refuse to complete the mergers on that basis as a result of any change, event, circumstance or condition resulting from:

  any failure by the party to meet any projections or forecasts or revenue or earnings predictions;

  any change in the stock price or trading volume of our common stock in the case of Centillium, or TranSwitch common stock in the case of TranSwitch, in and of itself;

  any change, effect or circumstance resulting from the announcement or pendency of the merger agreement or the consummation of the transactions contemplated by the merger agreement or the compliance with the terms of the merger;

  changes affecting any of the industries in which either TranSwitch or Centillium operates, to the extent they do not affect TranSwitch or Centillium, as applicable, disproportionately;

  changes in general economic or political conditions or the securities market in general (whether as a result of acts of terrorism, war, armed conflicts or otherwise) to the extent they do not affect TranSwitch or Centillium, as applicable;

  any action taken at the written request of TranSwitch or Centillium, as applicable;

  changes resulting from change in any domestic (federal, state of local) or foreign law, statute, ordinance, rule, regulation, order, judgment or decree;

  changes resulting from change in any domestic (federal, state of local) or foreign law, statute, ordinance, rule, regulation, order, judgment or decree; or

  changes to general accounting requirements.

If adverse changes occur but TranSwitch and Centillium must still complete the mergers, TranSwitch's stock price may suffer. This in turn may reduce the value of the transaction to Centillium stockholders.

The termination fee and restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire us.

Until the completion of the mergers, with limited exceptions, the merger agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with a party other than TranSwitch. However, we may engage in discussions with certain third parties making unsolicited offers to acquire us in compliance with the provisions of the merger agreement. We have agreed to pay TranSwitch a termination fee of $1.23 million in specified circumstances, including where our board of directors withdraws its support of the merger with TranSwitch to support a business combination with a third party. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than TranSwitch has offered pursuant to the merger agreement.

The market price of TranSwitch's common stock may decline as a result of the mergers.

The market price of TranSwitch's common stock may decline as a result of the mergers for a number of reasons, including:

  the integration of Centillium by TranSwitch may be unsuccessful;

  TranSwitch may not achieve the perceived benefits of the mergers as rapidly as, or to the extent, anticipated by financial or industry analysts; or

  the effect of the mergers on TranSwitch's financial results may not be consistent with the expectations of financial or industry analysts.

These factors are, to some extent, beyond TranSwitch's control. In addition, for Centillium stockholders who hold their shares in certificated form, there will be a time period between the effective time of the mergers and the time when Centillium stockholders actually receive book-entry shares evidencing TranSwitch common stock. Until book-entry shares are received, Centillium stockholders will not be able to sell their shares of TranSwitch common stock in the open market and, thus, will not be able to avoid losses resulting from any decline in the market price of TranSwitch common stock during this period.

Our officers and directors may have interests that may influence them to support or approve the mergers.

Certain directors and officers of Centillium have other interests that are different from, or in addition to, those of Centillium's stockholders generally. Certain officers may become employees and participate in employment arrangements that become effective upon consummation of the mergers that provide them with interests in the mergers that are different from, or in addition to, those of Centillium's stockholders, although no agreements have been entered into and no terms, conditions or understandings have been finalized. In addition, all directors and officers of Centillium will receive indemnification and liability insurance benefits from TranSwitch as a result of the mergers. Other interests of our directors and executive officers include the following:

  Mr. Aalaei, our chief executive officer, and Mr. Srinivasan, one of our directors, are expected to become directors of TranSwitch following the merger, and will receive customary compensation in that capacity;

  Mr. Aalaei, our chief executive officer, Mr. Elahian, our chairman of the board, and certain of our officers are parties to change of control severance agreements providing them with certain payments and benefits, including acceleration of their equity awards, upon certain events following the acquisition by TranSwitch;

  TranSwitch has agreed to honor our indemnification obligations to directors and officers as provided in our organizational documents, and all directors and officers of Centillium will receive liability insurance benefits from TranSwitch as a result of the mergers; and

  5,000 shares of restricted stock held by each of our directors will become fully vested immediately prior to the merger.

These directors and officers could be more likely to recommend the adoption and approval of the merger than if they did not hold these interests. All of our directors and executive officers have also entered into voting agreements whereby they have agreed to vote their shares in favor of the adoption and approval of the merger agreement and the transactions contemplated thereby. Stockholders should consider whether these interests might have influenced these directors and officers to support or recommend the adoption and approval of the merger agreement and the transactions contemplated thereby.

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

We expect that approximately half of our VoIP and optical revenues in 2008 will be generated by sales into the Japanese market. For the six months ended June 30, 2008, $6.9 million or 55% of our revenues originated in Japan. Because a substantial portion of our revenues has been derived from sales into Japan, our revenues have been heavily dependent on developments in the Japanese market. Our sales in Japan have been historically denominated in U.S. dollars and major fluctuations in currency exchange rates could materially affect our Japanese customers' demand, thereby causing them to reduce their orders, which could adversely affect our operating results. While part of our strategy is to diversify the geographic sources of our revenues, failure to further penetrate markets outside of Japan could harm our business and results of operations and subject us to increased currency risk.

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

We do not expect to generate cash from operations for the foreseeable future. Our cash, cash equivalents, short-term investments and restricted cash balance was $36.8 million as of June 30, 2008. We used approximately $10.5 million in cash for operations in the first half of 2008. If any of the assumptions on which we have based our spending plans proves to be inaccurate, or if we encounter unexpected cash demands due to adverse results in litigation or for other reasons, we may need to raise additional funds. We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. In 2007 we established a $10.0 million credit facility, under which we had drawn down a $0.8 million letter of credit as of June 30, 2008, but there are significant conditions on our ability to borrow further amounts under that facility. We may also require additional capital for the acquisition of businesses, products and technologies that are complementary to ours, and for operational needs such as product development due to the rapidly changing technologies and customer demands associated with our VoIP and optical product lines. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those existing holders of our common stock. Our existing credit facility restricts our ability to sell assets, merge, incur additional indebtedness, make investments, pay dividends and distributions, or take other actions without the consent of the bank. The facility also requires us to comply with a "quick ratio" test and maintain specified levels of tangible net worth. The terms of any new debt or equity financing may also include restrictive covenants that impair our business and financial flexibility. If we are unable to obtain additional financing, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition and could require us to sell assets or otherwise restructure our business to remain viable.

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

We sell our products primarily to a small number of network equipment manufacturers. Four manufacturers accounted for 79% and 77% of our net revenues for the years ended December 31, 2007 and 2006, respectively. An additional manufacturer, OKI Electric Industry Co., Ltd. (OKI) accounted for 24% of our net revenues for the six months ended June 30, 2008. For the six months ended June 30, 2008 and for the years ended December 31, 2007, 2006, and 2005, Lucent Technologies accounted for 27% 15%, 12% and 13% of net revenues, and Sumitomo Electric Industries, Ltd (Sumitomo) accounted for 24%, 26%, 26% and 35% of net revenue, respectively. For the years ended December 31, 2007, 2006, and 2005 NEC Corporation (NEC) accounted for 15%, 23% and 26% of net revenue, respectively. Ericsson accounted for 23% and 16% of net revenues in 2007 and 2006, respectively. No other customer accounted for 10% or more of our net revenues during the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005.

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

  legal, accounting and other costs relating to our pending merger with TranSwitch, which we cannot predict with certainty; and

  the impact of the sale of the DSL product lines on our business.

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

There is a significant risk that third parties, including current and potential competitors, will claim that our products, or our customers' products, infringe on their intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark or other intellectual property rights to technologies that are important to our business and have demanded or in the future may demand that we license their patents and technology. Any such litigation, whether or not determined in our favor or settled by us, would be costly and divert the attention of our management and technical personnel. For example, commencing in August 2004, we and our Japanese subsidiary were subject to patent litigation brought in Japan by Fujitsu Limited. The complaint sought significant monetary damages, and although we were successful in defending this lawsuit, we incurred substantial costs in defending it. In July 2008, a technology developer and licensor filed a lawsuit against us in Massachusetts federal court alleging, among other things, that we had wrongfully transferred certain of their intellectual property and violated their trade secrets in connection with the February 2008 sale of our DSL related assets. Inquiries with respect to the coverage of our intellectual property could develop into litigation. In such a litigation, a court could issue a preliminary injunction that would require us to withdraw or recall certain products. Moreover, we cannot assure you that we would prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. In the event of an adverse ruling for an intellectual property infringement claim, we could be required to obtain a license or pay substantial damages (including treble damages) or have the sale of our products stopped by a permanent injunction. Such a license may not be available on reasonable terms, or at all. We may be unable to redesign our products to avoid infringing the third party's intellectual property rights. Even if we are able to do so, the redesign would likely require considerable time and expense, and the redesigned products could be less attractive to customers. In addition, if a current or prospective customer of our products cannot acquire a required license on commercially reasonable terms, that customer may choose not to use our products.

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

A substantial portion of our revenues has been derived from customers located outside of the United States. Customers located in Asia accounted for 60%, 56%, 70% and 74% of our net revenues for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively. Customers located in Europe accounted for 4%, 28%, 17% and 7% of our net revenues for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005, respectively. We may be unable to successfully overcome the difficulties associated with international operations. These difficulties include:

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

The market price of our common stock has been volatile. From January 1, 2002 to July 28, 2008 our common stock traded at prices as low as $0.59 and as high as $14.58 per share. Trading prices during the year ended December 31, 2007 ranged from $1.01 to $2.28 per share. The price of our common stock will likely continue to fluctuate significantly in response to the following factors, some of which are beyond our control:

  developments in TranSwitch's business and financial condition, which may indirectly affect the trading price of our stock due to our pending merger with TranSwitch;

  any adverse effects due to the pendency of the merger;

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on June 19, 2008. At the meeting, our stockholders voted on the following proposals and cast their votes as follows:

1. Election of the following nominee as Director for a three year term ending in 2011:
	Votes For	Votes Withheld
Kamran Elahian	28,561,020	924,677

The following Directors, who did not stand for election at the 2008 Annual Meeting, also currently sit on our Board of Directors: Sam Srinivasan and Robert C. Hawk, whose terms expire in 2010; and Jere Drummond and Faraj Aalaei, whose terms expire in 2009.

2. The Board of Directors was granted the authority to amend our certificate of incorporation to effect a reverse stock split of our common stock, at any time after the date of the 2008 Annual Meeting but before December 31, 2008, at a specific ratio to be determined by the Board of Directors within a range of not less than one-for-two and one-for-ten:
For	Against	Abstain
28,045,701	1,252,200	187,796

3. Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008:
For	Against	Abstain
29,130,506	197,127	158,064

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
3.1(1)	Certificate of Incorporation of the Registrant

3.2(2)	Certificate of Correction of Certificate of Incorporation of the Registrant

4.2(1)	Bylaws of the Registrant

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Centillium Communications, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 (No. 333-30772), declared effective by the Commission on May 23, 2000.

(2)	Incorporated by reference to the Exhibit of the same number filed with the Registrant's Report on Form 10-Q filed with the Commission on November 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTILLIUM COMMUNICATIONS, INC. (Registrant) Dated: August 7, 2008
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